Form 10-Q
period 2011-06-30
Diamond Resorts Corp
filed 2011-08-15
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-172772

DIAMOND RESORTS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10600 West Charleston Boulevard
Las Vegas, Nevada 89135
(Address of principal executive offices and zip code)
Tel: (702) 684-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no public trading market for the common stock of Diamond Resorts Corporation. As of August 9, 2011, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4
Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	71
Item 4. Controls and Procedures	71

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	72
Item 1A. Risk Factors	72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3. Defaults Upon Senior Securities	72
Item 4. Removed and Reserved	72
Item 5. Other Information	72
Item 6. Exhibits	72
Signatures	73
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$28,618	$27,329
Cash in escrow and restricted cash	33,370	30,048
Mortgages and contracts receivable, net of allowance of $51,356 and $55,151, respectively	229,765	245,287
Due from related parties, net	23,177	20,958
Other receivables, net	20,034	35,980
Income tax receivable	26	10
Prepaid expenses and other assets, net	81,961	46,248
Unsold Vacation Interests, net	222,563	190,564
Property and equipment, net	34,068	29,097
Assets held for sale	6,786	9,517
Intangible assets, net	43,320	45,713

Total assets	$723,688	$680,751

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$8,595	$7,655
Due to related parties, net	75,551	36,251
Accrued liabilities	74,987	67,533
Income taxes payable	5,026	3,936
Deferred revenues	59,707	67,706
Senior secured notes, net of unamortized original issue discount of $9,882 and $10,278, respectively	415,118	414,722
Securitization notes and conduit facility, net	186,052	186,843
Derivative liabilities	—	79
Notes payable	27,790	23,273

Total liabilities	852,826	807,998

Commitments and contingencies

Redeemable preferred units (1,133.33 and 1,000 shares authorized, issued and outstanding, respectively)	103,065	84,502

Member capital (deficit):
Member capital (authorized 1,115.1 common units, no par value; issued 1,115.1 and 1090 common units, respectively)	7,162	7,335
Accumulated deficit	(223,984)	(201,338)
Accumulated other comprehensive loss	(15,381)	(17,746)

Total member capital (deficit)	(232,203)	(211,749)

Total liabilities and member capital (deficit)	$723,688	$680,751

Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Vacation Interest sales	$52,470	$54,236	$94,403	$102,318
Provision for uncollectible Vacation Interest sales revenue	(3,753)	754	(6,743)	(868)

Vacation Interest, net	48,717	54,990	87,660	101,450
Management, member and other services	27,936	25,723	59,721	50,448
Consolidated resort operations	7,242	6,993	14,188	13,494
Interest	9,801	9,671	19,630	19,487
Gain on mortgage repurchase	91	56	120	92

Total revenues	93,787	97,433	181,319	184,971

Costs and Expenses:
Vacation Interest cost of sales	(5,681)	11,240	(5,614)	21,865
Advertising, sales and marketing	33,197	27,799	61,633	53,264
Vacation Interest carrying cost, net	7,347	6,747	15,907	14,182
Management, member and other services	6,034	5,652	12,294	12,174
Consolidated resort operations	7,106	6,648	13,274	12,525
Loan portfolio	2,539	2,627	5,157	5,230
General and administrative	18,670	16,572	37,723	31,892
Gain on disposal of assets	(363)	(758)	(372)	(760)
Depreciation and amortization	3,142	2,651	6,312	5,448
Interest	19,908	15,731	38,280	31,410
Impairments and other write-offs	240	980	323	980

Total costs and expenses	92,139	95,889	184,917	188,210

Income (loss) before (benefit) provision for income taxes	1,648	1,544	(3,598)	(3,239)
(Benefit) provision for income taxes	(891)	720	582	1,425

Net income (loss)	$2,539	$824	$(4,180)	$(4,664)

Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2011 and 2010
(Unaudited)
($ in thousands)

	Temporary Capital		Permanent Capital
						Accumulated
	Redeemable		Common			Other	Total Member
	Preferred Units		Units	Member	Accumulated	Comprehensive	Capital	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	(Deficit)	Loss
Balance at December 31, 2009	1,000	$103,528	1,000	$7,335	$(198,317)	$(16,407)	$(207,389)

Guggenheim equity investment		25,000

Repurchase of equity previously held by another minority institutional investor		(25,000)

Fee related to 2010 Equity recapitalization					(721)		(721)

Net loss for the six months ended June 30, 2010					(4,664)		(4,664)	$(4,664)

Other comprehensive loss:
Currency translation adjustments, net of tax of $0						(2,604)	(2,604)	(2,604)

Priority returns and redemption premiums		5,722			(5,722)		(5,722)

Balance at June 30, 2010	1,000	$109,250	1,000	$7,335	$(209,424)	$(19,011)	$(221,100)

Comprehensive loss for the six months ended June 30, 2010								$(7,268)

Balance at December 31, 2010	1,000	$84,502	1,090	$7,335	$(201,338)	$(17,746)	$(211,749)

Equity investment	133.33	10,151	25.1

Repurchase of a portion of outstanding warrants				(97)	(10,054)		(10,151)

Costs related to issuance of common and preferred units				(76)			(76)

Net loss for the six months ended June 30, 2011					(4,180)		(4,180)	$(4,180)

Other comprehensive income:
Currency translation adjustments, net of tax of $0						2,365	2,365	2,365

Priority returns and redemption premiums		8,412			(8,412)		(8,412)

Balance at June 30, 2011	1,133.33	$103,065	1,115.1	$7,162	$(223,984)	$(15,381)	$(232,203)

Comprehensive loss for the six months ended June 30, 2011								$(1,815)

Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Operating Activities:
Net loss	$(4,180)	$(4,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,312	5,448
Provision for uncollectible Vacation Interest sales revenue	6,743	868
Amortization of capitalized financing costs and original issue discounts	3,334	1,436
Amortization of capitalized loan origination costs and portfolio discount	1,145	550
Gain on foreign currency exchange	(17)	(1)
Gain on disposal of assets	(372)	(760)
Gain on mortgage repurchase	(120)	(92)
Deferred income taxes	—	80
Unrealized gain on derivative instruments	(79)	(201)
Gain on insurance settlement	(3,535)	—
Impairments and other write-offs	323	980
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	5,898	10,054
Due from related parties, net	(305)	7,835
Other receivables, net	18,497	18,815
Prepaid expenses and other assets, net	(35,151)	(26,776)
Unsold Vacation Interests, net	(28,287)	1,865
Accounts payable	842	(2,213)
Due to related parties, net	43,297	15,754
Accrued liabilities	7,225	467
Income taxes payable	947	4,932
Deferred revenues	(8,494)	(1,456)

Net cash provided by operating activities	14,023	32,921

Investing activities:
Property and equipment capital expenditures	(3,304)	(2,214)
Disbursement of Tempus Acquisition note receivable	(3,493)	—
Proceeds from sale of assets	2,004	2

Net cash used in investing activities	$(4,793)	$(2,212)

Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
For the six months ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Financing activities:
Changes in cash in escrow and restricted cash	$(3,285)	$759
Proceeds from issuance of securitization notes and conduit facility	80,554	3,127
Proceeds from issuance of notes payable	3,200	—
Payments on securitization notes and conduit facility	(81,510)	(35,552)
Payments on line of credit agreements	—	(1,138)
Payments on notes payable	(4,397)	(4,285)
Payments of debt issuance costs	(2,740)	(559)
Proceeds from equity investment	10,151	25,000
Repurchase of a portion of outstanding warrants	(10,151)	—
Repurchase of equity previously held by another minority institutional investor	—	(25,000)
Payments of costs related to issuance of common and preferred units	(76)	(721)

Net cash used in financing activities	(8,254)	(38,369)

Net increase (decrease) in cash and cash equivalents	976	(7,660)
Effect of changes in exchange rates on cash and cash equivalents	313	(355)
Cash and cash equivalents, beginning of period	27,329	17,186

Cash and cash equivalents, end of period	$28,618	$9,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$35,220	$31,220

Cash tax refunds, net of cash paid for taxes	$(340)	$(3,612)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$5,722

Insurance premiums financed through issuance of note payable	$5,713	$6,052

Assets held for sale reclassified to unsold Vacation Interests	$3,082	$—

Certain prior period balances have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Background, Business and Basis of Presentation
Business and Background
     Diamond Resorts Parent, LLC is a Nevada limited liability company created on March 28, 2007 through the contribution of $62.4 million cash by a third-party investor and $7.1 million of net assets from Cloobeck Diamond Parent, LLC (“CDP”), the Company’s majority equity holder. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability was limited to their respective capital contributions. Diamond Resorts Parent, LLC (“DRP”), together with its wholly-owned subsidiaries, is hereafter referred to as “Diamond Resorts” or the “Company.” The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation (“Sunterra” or the “Predecessor Company”) and cancellation of Sunterra’s outstanding common stock for $16.00 per share (the “Merger” or the “April 27, 2007 Merger”). On July 21, 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 24—Subsequent Events for further details.
     The Company operates in the vacation ownership industry, with an ownership base of more than 380,000 families (excluding owners acquired as a part of the July 1, 2011 Tempus Resorts acquisition discussed below) and a network of 207 destinations located in 28 countries including the United States, Canada, Mexico, and throughout the Caribbean, Europe, Asia, Australia and Africa. The Company’s resort network includes 71 Diamond Resorts International-branded and managed properties and 132 affiliated resorts and four cruise ships, which are a part of the Company’s network and available for its members to use as vacation destinations, although the Company does not manage them. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
     The Company’s operations consist of three interrelated businesses: (i) hospitality and management services; (ii) marketing and sales of Vacation Ownership Interests (“VOI” or “Vacation Interests”); and (iii) consumer financing for purchasers of the Company’s Vacation Interests.
•	Hospitality and Management Services. The Company manages 71 branded resort properties, which are located in the continental United States, Hawaii, the Caribbean and Europe. The Company also manages five multi-resort trusts or similar arrangements (the “Collections”). Each Collection holds real estate in the Company’s resort properties underlying the Vacation Interests that the Company sells. As manager of the Company’s branded resorts and Collections, it provides billing services, account collections, accounting and treasury functions and information technology services. In addition, for branded resorts, the Company also provides an online reservation system and customer service contact center, operates the front desks and amenities and furnishes housekeeping, maintenance and human resources services. Management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing the Company with a recurring and stable revenue stream. In addition, the Company earns recurring fees by operating THE Club, the points-based exchange and member services program that enables members to vacation at any of the 207 resorts in the Company’s network. These items are included in management, member and other services revenue and expense in the accompanying condensed consolidated statements of operations.
In addition, the Company serves as the homeowners’ association (“HOA”) for its two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts. At certain resorts, the Company also operates golf courses, food and beverage venues, retail shops, a campground and a marina and earns incidental revenue and incurs operating expense. Finally, the Company provides cable, telephone, and technology services to HOAs. These items are included in consolidated resort operations revenue and expense in the accompanying condensed consolidated statements of operations.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
•	Marketing and Sales of Vacation Interests. The Company markets and sells Vacation Interests in its resort network. Sales prospects are generated by utilizing a variety of marketing programs. Currently, the Company sells Vacation Interests only in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in its network. In the past, the Company also sold Vacation Interests in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time.
•	Consumer Financing of Vacation Interests. The Company provides loans to eligible customers who purchase Vacation Interests through sales centers and choose to finance their purchase. These loans are collateralized by the underlying Vacation Interests and bear interest at a fixed rate. The Company’s consumer finance servicing operations include underwriting, collection and servicing of its consumer loan portfolio.
Basis of Presentation
     The following is a list of entities included in the accompanying condensed consolidated financial statements:

AKGI St. Maarten, NV and subsidiaries
Citrus Insurance Company, Inc.
DRI Quorum 2010 LLC
Diamond Resorts (Europe) Ltd. and subsidiaries
Diamond Resorts Centralized Services Company
Diamond Resorts Corporation
Diamond Resorts Developer and Sales Holding Company and subsidiaries
Diamond Resorts Finance Holding Company and subsidiaries
Diamond Resorts Holdings, LLC
Diamond Resorts Issuer 2008, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Owner Trust 2009-1
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
FLRX, Inc. and subsidiaries
George Acquisition Subsidiary, Inc.
ILX Acquisition, Inc. and subsidiaries
Sunterra Owner Trust 2004-1
Tempus Acquisition, LLC and subsidiaries
     Some of the above entities, which include corporations, limited liability companies and partnerships, each have several subsidiaries. On August 31, 2010, the Company acquired a majority of the assets and assumed certain liabilities of ILX Resorts, Inc. (the “ILX Acquisition”) through its wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”). See Note 19—Business Combination for further details.
     On July 1, 2011, the Company completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the “Tempus Resorts Acquisition”) through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC (“Tempus Acquisition”). Prior to the consummation of the acquisition, Tempus Acquisition entered into the Credit and Security Agreement on November 23, 2010 for the revolving loan facility (“Tempus Acquisition Loan”) as the borrower and the Post-Petition Term Credit and Security Agreement for the debtor-in-possession financing (“DIP Financing” or “Tempus Note Receivable”) as the lender. See Note 6—Other Receivables, Net, Note 12—Borrowings and Note 24—Subsequent Events for further details.
     The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries have been prepared in accordance with the accounting policies described in the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2011, pursuant to Rule 424(b)(3) of the

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Securities Act of 1933 as amended (the “Prospectus”). Certain information and footnote disclosures normally included in annual condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company’s annual condensed consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 included in the Prospectus. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Reclassifications
     Certain prior period balances were reclassified from previously issued reports to conform to current period presentation.
Liquidity
     Vacation Interest receivables collateralizing the Company’s borrowings were $231.0 million at June 30, 2011. At June 30, 2011, the Company had $3.5 million outstanding under its 2008 conduit facility. On April 27, 2011, the Company completed a securitization transaction with a face value of $64.5 million. A portion of the net proceeds from this transaction was used to pay off in full the $36.4 million outstanding principal balance under the 2008 conduit facility on April 27, 2011. During the period from April 28 to June 30, 2011, the Company borrowed $3.5 million under the 2008 Conduit Facility. See Note 12—Borrowings for further details.
     Cash provided by operations was $14.0 million for the six months ended June 30, 2011, compared to $32.9 million for the six months ended June 30, 2010. Cash and cash equivalents were $28.6 million and $27.3 million as of June 30, 2011 and December 31, 2010, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt maturities and the Company’s other cash requirements during 2011. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.
Note 2—Summary of Significant Accounting Policies
     Principles of Consolidation— The accompanying condensed consolidated financial statements include all subsidiaries of the Company. With the exception of the hotel properties in Europe that the Company owns and provides to a trust in Europe under a rental agreement, the Company does not have any interests in any variable interest entities for which the Company is considered the primary beneficiary under Accounting Standards Codification (“ASC”) 810, “Consolidation.” All significant intercompany transactions and balances have been eliminated from the accompanying condensed consolidated financial statements.
     Use of Estimates— The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition. These estimates included projections of future cash flows derived from sales of Vacation Interests, mortgages and contracts receivable, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates.
     In preparation of its condensed consolidated financial statements, the Company also made significant estimates which include: (1) allowance for loan and contract losses, and provision for uncollectible Vacation Interest sales revenue; (2) useful lives of property and equipment; (3) estimated useful lives of intangible assets acquired; (4) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of Vacation Interests, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (5) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
Recently Adopted Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820, “Fair Value Measurements and Disclosures” to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU No. 2010-06 on January 1, 2011. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or the disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
     In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For SEC reporting companies, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted ASU 2010-28 as of January 1, 2011, which did not have a material impact on the Company’s financial statements.
     In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a SEC reporting company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any SEC reporting company as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt ASU 2010-29 for all business combinations for which the acquisition date is on or after January 1, 2011. The Company believes that the adoption of this update will primarily result in increased disclosures, but will not have a material impact on the Company’s financial statements.
     In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted ASU 2011-02 as of the Company’s interim period ended June 30, 2011. The adoption of this update did not have a material impact on its financial statements.
     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are to be applied prospectively. For SEC reporting companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 as of the Company’s interim period ending March 31, 2012. The Company believes that the adoption of this update will not have a material impact on its financial statements.
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt ASU 2011-05 as of the Company’s interim period ending March 31, 2012. The Company believes that the adoption of this update will not have a material impact on its financial statements.
Note 3—Cash in Escrow and Restricted Cash
     Cash in escrow and restricted cash consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Securitization and conduit collection and reserve cash	$11,505	$14,040
Collected on behalf of HOAs and other	8,949	5,447
Escrow	5,063	4,615
Rental trust	5,506	3,717
Bonds and deposits	2,347	2,229

Total cash in escrow and restricted cash	$33,370	$30,048

Note 4—Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
     The Company provides financing to purchasers of Vacation Interests at U.S. sales centers that is collateralized by their Vacation Interests. Eligibility for this financing is determined based on the customers’ Fair Isaac Corporation (“FICO”) credit scores. The mortgages and contracts, excluding those held by the Company’s unrestricted subsidiaries (principally ILXA as of June 30, 2011 and December 31, 2010) (“Diamond Resorts mortgages and contracts”), bear interest at fixed rates between 6.0% and 17.9%. The term of the Diamond Resorts mortgages and contracts are from five years to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding Diamond Resorts mortgages and contracts receivable was 15.5% and

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
15.4% at June 30, 2011 and December 31, 2010, respectively. Diamond Resorts mortgages and contracts receivable in excess of 90 days past due at June 30, 2011 and December 31, 2010 were 3.7% and 3.6%, respectively, of gross Diamond Resorts mortgages and contracts receivable.
     The mortgages and contracts receivable of the unrestricted subsidiaries bear interest at fixed rates between 0% and 17.9% and had an aggregate balance of $13.8 million on August 31, 2010, the date of the ILX Acquisition. The term of the mortgages and contracts under the unrestricted subsidiaries are from nine months to ten years, and may be prepaid at any time without penalty. The weighted average interest rate of mortgages and contracts receivable of the unrestricted subsidiaries was 15.8% and 15.5% at June 30, 2011 and December 31, 2010, respectively. Mortgages and contracts receivable of the unrestricted subsidiaries in excess of 90 days past due at June 30, 2011 and December 31, 2010 were 8.5% and 8.9%, respectively, of gross mortgages and contracts receivable of the unrestricted subsidiaries.
     At both June 30, 2011 and December 31, 2010, 3.9% of the combined portfolios of all of the Company’s mortgages and contracts receivable was in excess of 90 days past due.
     Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.7 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.
     The Company recorded a $3.3 million discount at April 27, 2007 on the acquired mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At June 30, 2011 and December 31, 2010, the net unamortized discount was $0.6 million and $0.8 million, respectively. During the three months ended June 30, 2011 and 2010, amortization of $0.1 million and $0.1 million, respectively, was recorded as an increase to interest revenue. During the six months ended June 30, 2011 and 2010, amortization of $0.2 million and $0.2 million, respectively, was recorded as an increase to interest revenue.
     Mortgages and contracts receivable, net, consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	June 30,	December 31,
	2011	2010
Mortgages and contracts receivable, acquired — April 27, 2007 Merger	$61,982	$71,200
Mortgages and contracts receivable, contributed	4,796	11,125
Mortgages and contracts receivable, originated	197,308	198,959
Mortgages and contracts receivable, purchased (unrestricted subsidiaries)	8,872	12,043
Mortgages and contracts receivable, originated (unrestricted subsidiaries)	605	—

Mortgages and contracts receivable, gross	273,563	293,327

Allowance for loan and contract losses	(47,509)	(51,551)
Allowance for loan and contract losses (unrestricted subsidiaries)	(3,847)	(3,600)
Deferred profit on Vacation Interest transactions	(2,255)	(2,349)
Deferred loan and contract origination costs, net of accumulated amortization	2,552	2,823
Inventory value of defaulted mortgages that were previously contributed and acquired	7,900	7,439
Discount on mortgages and contracts receivable, net of accumulated amortization	(639)	(802)

Mortgages and contracts receivable, net	$229,765	$245,287

     At June 30, 2011 and December 31, 2010, $222.7 million and $235.4 million, respectively, of the gross amount of the Diamond Resorts mortgages and contracts receivable were collateralized against the Company’s various debt instruments. At June 30, 2011 and December 31, 2010, $8.3 million and $12.0 million of mortgages and contracts receivable of the unrestricted subsidiaries served as collateral for the outstanding balance of $8.6 million and $10.3 million under the non-revolving credit facility of the unrestricted subsidiaries, respectively, which is included in “Securitization notes and conduit facilities” caption in the accompanying condensed consolidated balance sheets. See Note 12 — Borrowings for further details.
     Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of revenues and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978, “Real Estate-Time-Sharing Activities.” See Note 2—Summary of Significant Accounting Policies of the Company’s annual condensed consolidated financial statements included in the Prospectus for a description of revenue recognition criteria.
     Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.
     Activity in the allowance for loan and contract losses associated with the Company’s mortgages and contracts receivable for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Balance, beginning of period	$52,992	$56,806	$55,149	$60,911
Provision for uncollectible Vacation Interest sales revenue	3,774	(705)	6,640	719

Provision for uncollectible Vacation Interest sales revenue (unrestricted subsidiaries)	10	—	83	—
Mortgages and contracts receivable charged off	(5,950)	(4,171)	(12,665)	(9,589)
Mortgages and contracts receivable charged off (unrestricted subsidiaries)	(679)	—	(1,497)	—
Recoveries	1,210	—	1,973	—
Increase in allowance based on final ILX appraisal (unrestricted subsidiaries)	—	—	1,660	—
Effect of translation rate	(1)	—	13	(111)

Balance, end of period	$51,356	$51,930	$51,356	$51,930

     A summary of credit quality as of June 30, 2011 is as follows (in thousands):

	Diamond	Unrestricted
	Resorts	Subsidiaries
	Mortgages and	Mortgages and
FICO Scores	Contracts	Contracts	Total
>799	$14,729	$289	$15,018
700 - 799	115,397	2,819	118,216
600 - 699	90,750	3,563	94,313
<600	36,889	2,196	39,085
No FICO Scores	6,320	611	6,931

	$264,085	$9,478	$273,563

     A summary of credit quality as of December 31, 2010 is as follows (in thousands):

	Diamond	Unrestricted
	Resorts	Subsidiaries
	Mortgages and	Mortgages and
FICO Scores	Contracts	Contracts	Total
>799	$17,055	$90	$17,145
700 - 799	123,558	2,888	126,446
600 - 699	96,087	3,977	100,064
<600	38,373	2,128	40,501
No FICO Scores	6,211	2,960	9,171

	$281,284	$12,043	$293,327

     FICO credit scores were updated in January 2011 for all existing mortgages and contracts.
     As of December 31, 2010, the ILXA mortgages and contracts receivable acquired on August 31, 2010 were recorded at an aggregate balance of $13.8 million, with an allowance for loan and contract losses of $4.0 million,

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
based on a preliminary appraisal. During the quarter ended March 31, 2011, the allowance for loan and contract losses related to the ILXA mortgages and contracts receivable was increased by $1.7 million based on the issuance of the final appraisal.
Note 5—Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
     Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the Vacation Interests that the Company sells. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs, and the allocation of a portion of the Company’s resort management and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA. Due to related parties, net transactions include (1) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures Vacation Interests, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (2) the maintenance fee and special assessment fee liability owed to HOAs for Intervals or to the Collections for points owned by the Company; (3) cleaning fees owed to HOAs for room stays incurred by the Company’s customers; and (4) subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements, which ceased as of December 31, 2008. Amounts due from related parties and due to related parties are due on demand and carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs, the Company evaluates amounts due to and from each HOA at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210-20, “Balance Sheet — Offsetting.”
     In 2008, an arbitration demand was filed against the Company for enforcement of a $4.0 million settlement agreement entered into by the Company and a Board of Director’s family member. On October 2, 2009, the arbitrator entered an arbitration award against the Company in the amount of $4.0 million plus interest. On December 8, 2009, a court in District Court, Clark County, Nevada confirmed the arbitration award plus pre-judgment interest and costs. At March 31, 2010, the $4.5 million balance related to this settlement agreement was recorded under due to related parties in the condensed consolidated balance sheet. On June 10, 2010, the award was paid in full for $4.4 million.
     Due from related parties, net consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Amounts due from HOAs	$19,272	$19,941
Amounts due from trusts	3,905	1,017

Total due from related parties, net	$23,177	$20,958

     Due to related parties, net consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Amounts due to HOAs	$49,046	$30,377
Amounts due to trusts	26,505	5,874

Total due to related parties, net	$75,551	$36,251

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Management Services
     Included within the amounts reported as management, member and other services revenue are revenues from resort management services provided to the HOAs, which totaled $9.0 million and $7.6 million for the three months ended June 30, 2011 and 2010, respectively, and $17.5 million and $14.9 million for the six months ended June 30, 2011 and 2010, respectively. See “Due from Related Parties, Net and Due to Related Parties, Net” section above for detail of these services performed.
     Also included within the amount reported as management, member and other services revenue are revenues earned from managing the trusts which hold legal title to the vacation property real estate out of which the Company conveys vacation points to its customers. These amounts total $4.7 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively, and $9.5 million and $8.3 million for the six months ended June 30, 2011 and 2010, respectively.
Allocation of Expenses
     In addition to management services revenues, the Company also has entered into agreements with the HOAs to be reimbursed for a portion of the Company’s resort management and general and administrative expenses to the HOAs. The following table presents the amounts passed through to the HOAs for the three months and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Reduction of management, member and other services expenses	$2,192	$1,646	$4,401	$3,322
Reduction of general and administrative expenses	6,556	5,896	13,063	11,916

Total allocation of expenses	$8,748	$7,542	$17,464	$15,238

Note 6—Other Receivables, Net
     Other receivables, net consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
THE Club dues receivable	$11,218	$29,534
Mortgage interest receivable	3,149	3,651
Tempus Note Receivable	6,498	3,005
Rental receivables and other resort management-related receivables	4,108	2,893
Owner maintenance fee receivable	3,835	2,097
THE Club conversion receivable	920	1,409
Mini-vacation and sampler programs receivable	1,128	1,060
Proceeds from ILXA Inventory Loan in Transit	—	1,028
Insurance claims receivable	195	533
Other receivables	1,938	2,970

Total other receivables, gross	32,989	48,180
Allowance for doubtful accounts	(12,955)	(12,200)

Total other receivables, net	$20,034	$35,980

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     On November 23, 2010, Tempus Acquisition entered into the Tempus Note Receivable with Tempus Resorts International, Ltd. and certain of its affiliates (the “Borrower”) to provide debtor-in-possession financing. The Tempus Note Receivable was a term loan facility with a maximum principal amount of $6.5 million. The Borrower used the proceeds for general working capital purposes and other purposes as permitted under the Tempus Note Receivable Agreement. The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the Tempus Resorts Acquisition. See Note 12—Borrowings for details related to the Tempus Acquisition Loan.
Note 7—Prepaid Expenses and Other Assets, Net
     The nature of selected balances included in prepaid expenses and other assets, net of the Company includes:
     Prepaid and unamortized maintenance fees—unamortized portion of annual maintenance fees billed by the HOAs on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
     Deferred commissions—commissions paid to sales agents related to deferred mini-vacations and sampler program revenue, which are charged to expense as the associated revenue is recognized.
     Vacation Interest purchases in transit—purchases of vacation points from prior owners for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interest, net, upon successful transfer of title.
     Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
     Unamortized exchange fees—unamortized portion of annual membership fees billed by an exchange company, which is amortized ratably over a one-year period.
     Prepaid payroll expense—Payroll expense for pay days ended after the balance sheet date that is required to be funded one day in advance.
     Prepaid expenses and other assets, net consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	June 30,	December 31,
	2011	2010
Debt issuance costs, net	$24,065	$24,098
Prepaid and unamortized maintenance fees	29,797	5,663
Other inventory/consumables	3,183	3,019
Deferred commissions	2,885	2,494
Deposits and advances	1,733	2,457
Assets to be disposed (not actively marketed)	2,252	2,169
Prepaid insurance	3,636	2,061
Vacation Interest purchases in transit	1,101	1,099
Prepaid rent	259	255
Prepaid sales and marketing costs	251	239
Unamortized exchange fees	4,237	—
Deferred interval recovery and remarketing agreement expenses	1,758	—
Prepaid payroll expense	2,413	—
Other	4,391	2,694

Total prepaid expenses and other assets, net	$81,961	$46,248

     With the exception of Vacation Interest purchases in transit, prepaid expenses are expensed as the underlying assets are used or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.9 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. See Note 12—Borrowings for more detail.
     Debt issuance costs, net of amortization as of June 30, 2011 were comprised of $15.6 million related to the senior secured notes, $5.4 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.0 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $0.7 million related to the ILXA loans, $0.3 million related to the 2008 conduit facility, and $0.1 million related to the Quorum Facility.
Note 8—Unsold Vacation Interests, Net
     Unsold Vacation Interests, net consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Completed unsold Vacation Interests, net	$188,704	$157,491
Undeveloped land	32,568	32,159
Vacation Interest construction in progress	1,291	914

Unsold Vacation Interests, net	$222,563	$190,564

     Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). Costs are expensed to Vacation Interest cost of sales under the relative sales value method. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost of sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of maintenance fee and contracts receivable defaults. In accordance with ASC 978-340-25, the selling, marketing and administrative

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
     The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale and/or loan origination. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interests are expensed.
     In accordance with ASC 978, on a quarterly basis, the Company calculates the total estimated Vacation Interest sales revenue and total estimated costs. The effects of changes in these estimates are accounted for as a current period adjustment so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates. These adjustments can be material.
     The changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $15.5 million and $1.9 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $24.4 million and $2.7 million for the six months ended June 30, 2011 and June 30, 2010, respectively, which were primarily the result of an increase in the estimated sales price per point and a decline in average inventory cost per point related to recoveries.
     During the quarter ending December 31, 2011, the Company expects to receive an invoice for a special assessment to cover major repairs at one of its managed resorts. Such assessment relates to the intervals and points equivalent owned by the Company at this resort and is expected to be approximately $7 million. The assessment will be recorded as Vacation Interest carrying cost upon receipt of the invoice from the HOA. The Company is currently negotiating with the HOA regarding an installment payment plan for the special assessment and believes that cash flows will be sufficient to fulfill this obligation.
Note 9—Property and Equipment, Net
     Property and equipment are recorded at historical cost. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. All repair and maintenance costs are expensed as incurred.
     Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives, which range from four to forty years, or the remainder of the lease terms. Furniture, office equipment, computer software and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.
     Property and equipment, net consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Land and improvements	$5,705	$4,021
Buildings and leasehold improvements	22,685	18,468
Furniture and office equipment	9,387	8,674
Computer software	9,618	9,110
Computer equipment	5,517	4,776
Construction in progress	551	433

Property and equipment, gross	53,463	45,482
Less accumulated depreciation	(19,395)	(16,385)

Property and equipment, net	$34,068	$29,097

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Depreciation expense related to property and equipment was $1.8 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $3.6 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively.
     As of December 31, 2010, the ILXA property and equipment acquired on August 31, 2010 were recorded at $5.7 million based on a preliminary appraisal. During the quarter ended March 31, 2011, the ILXA property and equipment were increased by $1.7 million based on the final appraisal.
Note 10—Intangible Assets, Net
     Intangible assets, net consisted of the following as of June 30, 2011 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Cost	Amortization	Value
Management contracts	$49,342	$(11,419)	$37,923
Member relationships	26,943	(22,486)	4,457
Distributor relationships and other	1,249	(309)	940

	$77,534	$(34,214)	$43,320

     Intangible assets, net consisted of the following as of December 31, 2010 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Cost	Amortization	Value
Management contracts	$48,700	$(9,239)	$39,461
Member relationships	26,953	(21,753)	5,200
Distributor relationships and other	1,227	(175)	1,052

	$76,880	$(31,167)	$45,713

     In connection with the ILX Acquisition in August 2010, the Company recorded $8.9 million of intangible assets based on a preliminary appraisal. During the quarter ended March 31, 2011, the ILXA intangible assets were decreased by $0.1 million based on the final appraisal. See Note 19— Business Combination for further details.
     Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $1.0 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $0.4 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from ten to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
Note 11—Assets Held for Sale
     Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
were sold by June 30, 2011. The $6.8 million balance in assets held for sale as of June 30, 2011 consisted of unsold units and points equivalent that are either held for sale or pending the consummation of sale. During the six months ended June 30, 2011, the Company entered into sales contracts for approximately $3.7 million of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, “Property, Plant, and Equipment,” the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.
Note 12—Borrowings
Diamond Resorts Owners Trust Series 2011-1 Timeshare Loan Backed Notes, Series 2011-1
     On April 27, 2011, the Company completed a securitization transaction and issued Diamond Resorts Owners Trust Series 2011-1 Timeshare Loan Backed Notes, Series 2011-1 (the “DROT 2011 Notes”), with a face value of $64.5 million. The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under the 2008 conduit facility, to paydown approximately $7 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
     The net proceeds received were $64.1 million compared to the $64.5 million face value and the Company recorded the $0.4 million difference as an original issue discount on the securitization notes payable. The Company incurred $2.1 million in placement, structuring, legal and professional fees in connection with this transaction, which will be amortized over the term of the DROT 2011 Notes. Amortization of $0.1 million of debt issuance costs and debt discount related to the DROT 2011 Notes was recorded and is included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011.
Tempus Acquisition Loan
     On November 23, 2010, Tempus Acquisition entered into the Tempus Acquisition Loan with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. The Tempus Acquisition Loan was a revolving loan facility with a maximum principal amount of $8 million, the proceeds of which were used exclusively to provide Tempus Acquisition with funds to lend to Tempus Resorts International, Ltd. and certain of its affiliates, pursuant to a debtor-in-possession financing order entered by the United States Bankruptcy Court for the Middle District of Florida and for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing.
     The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection the Tempus Resorts Acquisition. The Company incurred additional indebtedness under new credit facilities to fund such acquisition. See Note 24—Subsequent Events for further details.
Polo Towers Lines of Credit and Securitization Notes Payable
     In connection with the acquisition of Sunterra Corporation in April 2007, a subsidiary formerly owned by Stephen J. Cloobeck assigned revolving lines of credit to Diamond Resorts Parent, LLC. The lines of credit were collateralized by retail contracts receivable and related VOIs. The revolving feature of the lines of credit expired when they were assigned. One of the lines of credit was paid off and terminated on July 30, 2010 upon its final maturity date, and the remaining line of credit was paid off and terminated on January 3, 2011.
     Securitized loans that were collateralized by consumer contracts and related VOIs were also assigned in April 2007 by a company controlled by Mr. Cloobeck. These loans were paid in full and terminated on March 4, 2011.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Notes Payable
     The Company finances premiums on certain insurance policies under unsecured notes. Certain of the notes, which carried interest rates of 4.0% per annum, matured in January 2011. During the six months ended June 30, 2011, the Company renewed certain insurance policies and financed $5.7 million in policy premiums under an unsecured note.
     The following table presents selected information on the Company’s borrowings as of June 30, 2011 and December 31, 2010 (dollars in thousands):

		June 30,		December 31,
	2011			2010
		Weighted
		Average
	Principal	Interest		Principal
	Balance	Rate	Maturity	Balance
Senior Secured Notes	$425,000	12.0%	8/15/18	$425,000
Original issue discount related to Senior Secured Notes	(9,882)			(10,278)
Diamond Resorts Owners Trust Series 2009-1	102,112	9.5%	3/20/26	121,843
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(746)			(899)
Diamond Resorts Owners Trust Series 2011-1	60,935	4.0%	3/20/23	—
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(433)			—
2008 Conduit Facility	3,486	5.5%	8/30/11	39,467
ILXA Inventory Loan	18,178	7.5%	8/31/15	18,541
Quorum Facility	12,146	7.4%	4/30/12	12,942
ILXA Receivables Loan	8,552	10.0%	8/31/15	10,292
Tempus Acquisition Loan*	6,500	10.0%	7/1/11	3,300
Polo Towers Lines of Credit	—	N/A	N/A	2,060
Notes payable-insurance policies	3,068	3.2%	Various	1,366
Polo Towers Securitization Notes Payable	—	N/A	N/A	1,138
Notes payable-other	44	3.6%	Various	66

Total borrowings	$628,960			$624,838

*	Paid in full on July 1, 2011; however, additional debt was issued on the same date in connection with the Tempus Resorts Acquisition.
Derivative Instruments
     In September 2007, the Company entered into an interest rate swap agreement (the “Credit Suisse Swap”) to manage its exposure to the fluctuation in interest rates. The Company paid interest at a fixed rate of 4.7% and received interest based on one-month LIBOR until the Credit Suisse Swap matured on March 20, 2011. Also in September 2007, the Company paid $0.1 million for an interest rate cap (“2007 Cap”) to further limit its exposure to interest rate increases. The 2007 Cap bore a strike rate of 5.5% and a one-month LIBOR and carried a variable notional amount according to a pre-determined amortization schedule until it was terminated on March 20, 2011 on its scheduled maturity date. The Company paid zero and $0.1 million in cash settlements under the 2008 conduit facility for the three months ended June 30, 2011 and 2010, respectively. The Company paid $0.1 million and $0.2 million in cash settlements under the 2008 conduit facility for the six months ended June 30, 2011 and 2010, respectively.
     In July 2010, the Company took additional measures to limit its exposure to interest rate increases by entering into a second interest rate cap (the “2010 Cap”). The 2010 Cap bears a strike rate of 5.5% and a one-month LIBOR

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
and carries a notional amount of $30 million. The Company paid $0.1 million for the 2010 Cap, which will terminate on July 20, 2013.
     In March 2011, the Company entered into another interest rate cap (the “2011 Cap”) to limit its exposure to interest rate increases. The 2011 Cap bears a strike rate of 5.5% and a one-month LIBOR and carries a notional amount of $5 million. The Company paid $0.002 million for the 2011 Cap, which will terminate on August 20, 2011.
     The swaps and the interest rate caps did not qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” Consequently, the Company recorded $0.002 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively, in reduction of interest expense associated with the fair value adjustment of the derivative instruments with a corresponding decrease in derivative liabilities or assets.
     As of June 30, 2011, the fair value of the derivative assets and derivative liabilities was zero. The fair value of the derivative assets, which consisted of the 2010 Cap and 2011 Cap, was calculated to be zero based on the discounted cash flow model. The Company had no derivative liabilities at June 30, 2011 as the Credit Suisse Swap was terminated in March 2011.
Borrowing Restrictions and Limitations
     All of the Company’s borrowing under the senior secured notes, securitization notes, and 2008 conduit facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of June 30, 2011.
Capitalized Interest
     The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer under construction to prepare for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. No interest was capitalized during the three and six months ended June 30, 2011 and 2010.
Note 13—Accrued Liabilities
     The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:
     Accrued marketing expenses—expenses for travel vouchers and certificates used as sales incentives to buyers as well as attraction tickets as tour incentives.
     Accrued liability related to business combinations—estimated liability related to business combinations in accordance with ASC 805. As part of the ILX Acquisition, the Company recorded a $3.7 million estimated liability related to certain parcels of land owned by a third party. Upon the sale of the parcels, ILXA is obligated to pay approximately $3.7 million to the seller.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Accrued exchange company fees—estimated liability owed to an exchange company.
     Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
     Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture, or facilities leases classified as operating leases.
     Accrued call center cost—expenses associated with the out-sourced customer service call center operations.
     Accrued construction costs—estimated remaining costs accrued for construction renovation projects.
     Accrued liabilities consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010

Accrued interest	$20,169	$20,365
Accrued payroll and related	13,953	14,953
Accrued marketing expenses	4,996	5,405
Accrued commissions	7,046	4,787
Accrued liability related to business combinations	3,744	3,744
Accrued other taxes	4,145	3,299
Accrued insurance	2,112	2,766
Accrued professional fees	2,035	2,648
Accrued contingent litigation liabilities	2,693	2,642
Accrued operating lease liabilities	2,080	2,046
Accrued exchange company fees	5,958	1,206
Accrued call center costs	1,521	1,114
Accrued construction costs	446	247
Other	4,089	2,311

Total accrued liabilities	$74,987	$67,533

Note 14—Deferred Revenues
     The Company records deferred revenues for payments received or billed but not earned for various activities.
     THE Club deferred revenue—THE Club annual membership fees paid or billed to members and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member’s reservation (generally six months on average).
     Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year in the Company’s capacity as the HOA for the two resorts in St. Maarten. In addition, the HOA will periodically bill the owners for capital project assessments to repair and replace the amenities or to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as a direct reduction to refurbishment expense in consolidated resort operations expense. See Note 5—Transactions with Related Parties for further discussion.
     Deferred mini-vacations and sampler programs revenue—sold but unused trial Vacation Interests, ranging from three days to one week. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product, which is three years in duration and is treated as Vacation Interest sales revenue.
     Deferred revenue from an exchange company—in consideration for several agreements entered into with an exchange company in 2008 that provide the Company with call center services and exchange services, the Company

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
received $5 million in consideration for the exclusive right to provide those services to the Company. In accordance with ASC 605-50 — Revenue Recognition — Customer Payments and Incentives, the $5 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by the exchange company during this time frame.
     Deferred revenues consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
THE Club deferred revenue	$17,881	$36,535
Deferred maintenance fee revenue	22,291	13,491
Deferred mini-vacations and sampler program revenue	13,369	11,465
Deferred revenue from an exchange company	3,046	3,246
Other	3,120	2,969

Total deferred revenues	$59,707	$67,706

Note 15—Income Taxes
     The provision for income taxes for the three and six months ended June 30, 2011 and 2010 was determined based on pre-tax book loss (adjusted for book-tax differences) for the three and six month periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, foreign currency and rate change adjustments, and is currently subject to the alternative minimum tax, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.
Note 16—Commitments and Contingencies
Lease Agreements
     The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities as well as off-premise booths and tour centers near active sales centers. The longest of these obligations extends into 2019. Many of these agreements have renewal options, subject to adjustments for inflation. In most cases, the Company expects that in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases.
     In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
     The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $0.1 million as of June 30, 2011.
Litigation and Other
     From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to the Company’s Vacation Interest sales and consumer finance business.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     One of the Company’s subsidiaries, FLRX, Inc., is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus attorney’s fees of approximately $1.5 million, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim. FLRX has appealed the verdict. Any liability in this matter would not be covered by insurance and the ultimate liability of FLRX, if any, is uncertain at this time. Neither Diamond Resorts Corporation nor any of its other subsidiaries are party to this lawsuit. Sunterra Corporation was originally named as a defendant in this matter, but it was later dismissed from the case. Depending upon developments in the lawsuit, it is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code. Although we believe that we will not have any material liability when this matter is ultimately resolved, there can be no assurance that this will be the case. During the quarters ended June 30, 2011 and June 30, 2010, the Company increased the estimated litigation accrual by $0.1 million and $0.5 million, respectively. At June 30, 2011, the $1.7 million liability represents the write-down of FLRX’s investment in its subsidiaries to zero.
     Two separate cases have been filed in St. Maarten against AKGI St. Maarten NV, or AKGI, one of the Company’s subsidiaries, challenging AKGI’s title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI’s acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds, in perpetuity, legal title to, or a leasehold interest in, the respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, the Company believes that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI’s predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants’ agreements were, in fact, investment contracts, and therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with the Company having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI’s interest in the Royal Palm Resort while the remaining action is pending.
     In 1989, the Predecessor Company paid an advance deposit to acquire buildings/common areas on a resort owned by it in Europe. The seller of the property subsequently raised promissory notes in favor of two other entities (the “Mansilla Companies”) which the Company believes are related to the seller. Having asserted that the seller had breached its obligations by failing to honor the promissory notes, the Mansilla Companies then obtained a charge against the buildings forming the subject matter of the 1989 agreement. In 1994, the Predecessor Company filed two sets of civil proceedings against the seller and the Mansilla Companies opposing the charge based on its belief that the seller had agreed to transfer ownership to the Predecessor Company in accordance with the 1989 sales agreement. The Predecessor Company also commenced criminal proceedings against the owner and officers of the seller. These criminal proceedings concluded without a conviction despite the Predecessor Company’s unequivocal belief that the promissory notes between the seller and the Mansilla companies had been falsified and had not been executed by the seller. The rulings in both cases were affirmed on appeal. Both cases have now been concluded. The Company remains in occupation of the premises, which occupation has not been challenged by the new owners who allegedly acquired the property at auction. The Company intends to acquire the property by adverse possession after the passage of the time as required by law. The property has not been reflected as an asset on the condensed consolidated balance sheets. In 2005, the Company recorded the remaining balance of the purchase price as a legal expense and accrued liability due to the uncertainty of the outcome. The accrued liability balance of $1.0 million and $0.9 million is included in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.
     The Company has entered into contracts with individual contractors and certain key management employees that specify severance payments upon termination of the contracts.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     In 2008, an arbitration demand was filed against the Company for enforcement of a $4.0 million settlement agreement entered into by the Company and a Board of Director’s family member. On October 2, 2009, the arbitrator entered an arbitration award against the Company in the amount of $4.0 million plus interest. On December 8, 2009, a court in District Court, Clark County, Nevada confirmed the arbitration award plus pre-judgment interest and costs. At March 31, 2010, the $4.5 million balance related to this settlement agreement was recorded under due to related parties in the Company’s condensed consolidated balance sheet. On June 10, 2010, the award was paid in full for $4.4 million.
     In addition, the Company is also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. The Company believes that none of these actions, including the actions described above, will have a material adverse effect on its consolidated financial position or results of operations.
Note 17—Fair Value Measurements
     ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
•	Level 1: Quoted prices for identical instruments in active markets.
•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.
•	Level 3: Unobservable inputs used when little or no market data is available.
     As of June 30, 2011 and December 31, 2010, the Company’s derivative instruments were the only financial assets and liabilities that were measured at fair value on a recurring basis. See Note 12—Borrowings for further details.
     The cap derivative instruments as of June 30, 2011 and the swap derivative instruments and the cap derivative instruments as of December 31, 2010 were valued internally due to the immateriality of the balances based on cash flow models that discount the future cash flows based on a discount rate that factors in a credit risk premium and the volatility of forward rates. These instruments are classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
     The following table presents the effects of the changes in the mark-to-market valuations of the derivative instruments (in thousands):

Derivative Liabilities
Balance at December 31, 2010	$79
Total change in fair value as a reduction to interest expense	(79)

Balance at June 30, 2011	$—

     At June 30, 2011, the mortgages and contracts receivable had a balance of $229.8 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages to apply to the mortgage and contract population. The Company evaluates other factors such as the credit scores of the individual customers, economic conditions, industry

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent closing of the Company’s securitization transaction on April 27, 2011. See Note 12—Borrowings for further details.
     At June 30, 2011, all of the Company’s securitization notes and 2008 conduit facility are classified as Level 2 since they are either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities.
     At June 30, 2011, the DROT 2011 Notes, the Quorum Facility, the ILXA Receivables Loan, and the ILXA Inventory Loan had an aggregate balance of $99.4 million, net of unamortized original issue discount, in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The DROT 2011 Notes were issued on April 27, 2011, the Quorum Facility was issued in April 2010 and the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010.
     At June 30, 2011, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $101.4 million. The fair value of the DROT 2009 Notes was determined to be $109.2 million based on a valuation performed by an investment banking firm.
     The borrowings under the senior secured notes are classified as Level 2 as they are actively traded on the open market. At June 30, 2011, the fair value of the senior secured notes was $449.4 million based on its quoted price of 105.8.
     The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, was $9.6 million as of June 30, 2011. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
     In accordance with ASC 820-10, the Company also applied the provisions of fair value measurement to various non-recurring measurements for the Company’s financial and non-financial assets and liabilities and recorded the impairment charges, which were immaterial for the quarters ended June 30, 2011 and 2010. The Company’s non-financial assets consist of property and equipment, which are recorded at cost, net of depreciation unless impaired, and assets held for sale, which are recorded at the lower of cost or their estimated fair value less costs to sell.
Note 18 — Common and Preferred Units
     On April 26, 2007, the Company entered into agreements with an institutional investor (“Investor”). Pursuant to the agreements, the Investor contributed an initial capital contribution of $62.4 million to the Company in exchange for 212 common units and 1,000 preferred units.
     These agreements also contained a provision to allow the Company, at its discretion, to redeem the preferred units at redemption premiums that vary depending on the redemption date. In addition, these agreements allowed the Investor to require the Company to redeem all or any portion of the preferred units it held under the following circumstances: (1) simultaneously with the Company’s initial public stock offering; (2) at any time after August 13, 2019; (3) upon the acceleration of payment of principal by any lender of senior indebtedness; and (4) in the event of certain uncured breaches of the agreements governing the preferred units. The redemption price varied depending on the event leading to the redemption.
     The Company applied the guidance enumerated in ASC 480-10, “Distinguishing Liabilities from Equity,” when determining the classification and measurement of preferred stock. In addition, the Company classified the $62.4 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control. Furthermore, the preferred units

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
had a priority return of 17.0% per annum, compounded quarterly, as well as a redemption preference with respect to the common equity securities.
     In accordance with ASC 480-10, the Company was required to record the redemption premiums and accrete for the priority returns periodically as it was probable that the preferred units would be redeemed by the Investor. Both the redemption premiums and the priority returns were recorded as an increase to accumulated deficits and a corresponding increase to redeemable preferred units in temporary member capital.
     On June 17, 2010, the Company and the Investor entered into a redemption agreement whereby the Investor redeemed 70.67 common units and 333.33 preferred units for $25 million on the same date and 108.63 common units and 666.67 preferred units for $50 million on August 13, 2010. Upon these redemptions, the recorded value of the equity investment, including the accumulated priority returns and redemption premiums, totaled $111.7 million. The difference between the recorded value and the $75 million that was paid to the Investor was recorded as a credit to the accumulated deficit account in the accompanying condensed consolidated balance sheet.
     Also on June 17, 2010, the Company entered into agreements with DRP Holdco, LLC, an investment vehicle managed by an affiliate of Guggenheim Partners, LLC (“Guggenheim”). These agreements provided for Guggenheim to make a $75 million investment in common and preferred units of the Company. An initial investment of $25 million was made on June 17, 2010 and the remaining investment of $50 million was received on August 13, 2010. The proceeds of this investment were used to repurchase the equity securities previously held by the Investor and, therefore, the Company did not retain any net proceeds from these transactions. At December 31, 2010, costs associated with this transaction totaled $2.9 million and have been recorded to the accumulated deficit account in the accompanying condensed consolidated balance sheet.
     These agreements also contained a provision to allow the Company, at its discretion, to redeem any of the preferred units at any time after August 13, 2012, for any reason or no reason, at optional redemption premiums ranging from 100% to 103% depending on the redemption date. In addition, Guggenheim may have required the Company to redeem all or any portion of the preferred units it held under the following circumstances: (1) simultaneously with the Company’s initial public stock offering; (2) at any time after August 13, 2019; (3) upon the acceleration of payment of principal by any lender of senior indebtedness; and (4) in the event of certain uncured breaches of the agreements that governed the preferred units. The preferred redemption premiums varied from 100% to 105% depending on the event leading to the redemption.
     The Company applied the guidance enumerated in ASC 480-10 when determining the classification and measurement of preferred stock. In addition, the Company classified the $75 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control.
     Furthermore, the preferred units had a priority return of 17.0% per annum from June 17, 2010 to August 13, 2010 and had a priority return of 16.5% per annum from August 14, 2010 through redemption, compounded quarterly, as well as a liquidation preference with respect to the common equity securities.
     In accordance with ASC 480-10, the Company was required to record the redemption premiums and accrete for the priority returns periodically as it was probable that the preferred units would be redeemed by Guggenheim. Both the redemption premiums and the priority returns were recorded as an increase to accumulated deficits and a corresponding increase to redeemable preferred units in temporary member capital.
     Prior to any distributions to the common unit holders, the holders of the preferred units were entitled to receive from the Company the product of (a) an amount equal to the sum of (i) such holder’s contribution with respect to the preferred units reduced by any distributions to such holders, and (ii) accrued but unpaid distributions of priority returns, and (b) the relevant redemption premiums based on the date of redemption. Once the sum of any unpaid priority returns and the unreturned contributions with respect to the preferred units was reduced to zero, the

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
preferred units would have been deemed cancelled. The balance, if any, would have been distributed to the common unit holders on a pro rata basis.
     On February 18, 2011, DRP entered into various agreements with four new equity investors to issue an aggregate of 25.1 common units and 133.33 preferred units in exchange for $10.1 million. This transaction brought the total number of issued and outstanding common units to 1,115.1 and issued and outstanding preferred units to 1,133.33. The terms of the new equity investor agreements were consistent with the terms included in the Guggenheim agreements discussed above.
     Also on February 18, 2011, DRP entered into a warrant purchase agreement to repurchase certain warrants issued by Diamond Resorts Corporation from various holders of the warrants. These warrants were originally issued to holders of DRP’s Second Lien Facility but became detached and transferrable to other parties when the Second Lien Facility was extinguished in August 2010. DRP purchased warrants that were exercisable into approximately 52.4% of the shares of common stock of Diamond Resorts Corporation, in exchange for approximately $10.1 million in cash.
     On July 21, 2011, DRP consummated a recapitalization transaction pursuant to which it sold 280.89 common units to certain institutional accredited investors in exchange for $136.5 million. DRP used $108.7 million of the proceeds and issued 26.56 common units to redeem all of its issued and outstanding preferred units (including accrued and unpaid priority returns). In addition, DRP paid $16.4 million to CDP, a related party of the Company, to redeem 34.74 common units previously held by CDP. DRP also purchased warrants that are exercisable into 3.3% of the common stock of Diamond Resorts Corporation for approximately $6.4 million in cash. See Note 24—Subsequent Events for further details.
Note 19—Business Combination
     On August 31, 2010, ILXA acquired a majority of the assets of ILX Resorts, Inc. for an aggregate cash purchase price of $30.7 million. The ILX Acquisition added ten additional resorts and more than 25,000 owners to the Diamond Resorts family. These assets complement Diamond Resorts’ existing resort network and are expected to increase the Company’s value proposition to its owner base. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See Note 12—Borrowings for additional details. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price based on the final appraisal. The acquisition resulted in no goodwill or gain from business combinations due to the fact the fair value of assets acquired and liabilities assumed equals the purchase price.
     The Company accounted for this acquisition under the purchase method in accordance with ASC 805, “Business Combinations” (“ASC 805”). As of December 31, 2010, the acquisition was recorded based on a preliminary appraisal. During the quarter ended March 31, 2011, adjustments were recorded to the respective accounts to reflect the values included in the final appraisal. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary and final appraisals (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

		Adjustments
	Based on	Recorded
	Preliminary	During the
	Appraisal as	Quarter Ended	Based on
	Previously	March 31,	Final
	Reported	2011	Appraisal
Consideration:
Cash	$30,722	$—	$30,722

Fair value of total consideration transferred	$30,722	$—	$30,722

Recognized amounts of identifiable assets and liabilities assumed as of August 31, 2010:
Cash in escrow and restricted cash	$54	$—	$54
Mortgages and contracts receivable	9,802	(1,660)	8,142
Prepaid expenses and other assets	365	(31)	334
Unsold Vacation Interests	10,100	—	10,100
Property and equipment	5,705	1,679	7,384
Intangible assets	8,850	(100)	8,750

Total assets	34,876	(112)	34,764
Current liabilities	4,154	(112)	4,042

Total identifiable net assets	$30,722	$—	$30,722

     Acquired intangible assets consist of the following (dollar amounts in thousands):

		Based on	Recorded
	Weighted	Preliminary	During the
	Average	Appraisal as	Quarter Ended	Based on
	Useful Life	Previously	March 31,	Final
	in Years	Reported	2011	Appraisal
Member relationships	10	$1,100	$(100)	$1,000
Management contracts	5	7,120	—	7,120
Trade name	5	600	—	600
Domain name	5	30	—	30

Total acquired intangible assets		$8,850	$(100)	$8,750

The ILX management contracts have automatic renewals for a weighted average term of approximately ten years. The weighted average period before the next renewal or extension is approximately five years.
These notes to the condensed consolidated financial statements do not present supplemental pro forma information to include revenue and earnings of ILX for all periods presented, as the Company deems that it is impracticable to obtain this information. The historical ILX financial statements include segments of operations that were not acquired by the Company. These financial statements co-mingle all activities. As such, management cannot reasonably estimate and carve out the amounts related to the assets acquired and the liabilities assumed by the Company. Additionally, based on the criteria included in ASC 805, the ILX Acquisition is not material in relation to the total assets included on the condensed consolidated balance sheets and the net loss reported on the condensed consolidated statements of operations.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 20—Segment Reporting
     The Company presents its results of operations in two segments: (1) Hospitality and Management Services, which includes operations related to the management of resort properties, the Collections and revenue from its operation of THE Club and the provision of other services; and (2) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because historically management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
     Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Information about the Company’s operations in different business segments is as follows:
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the three months ended June 30, 2011 and 2010
(In thousands)

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
	Hospitality and	Vacation			Hospitality and	Vacation
	Management	Interest Sales	Corporate and		Management	Interest Sales	Corporate and
	Services	and Financing	Other	Total	Services	and Financing	Other	Total
Revenues:
Vacation Interest sales	$—	$52,470	$—	$52,470	$—	$54,236	$—	$54,236
Provision for uncollectible Vacation Interest sales revenue	—	(3,753)	—	(3,753)	—	754	—	754

Vacation Interest, net	—	48,717	—	48,717	—	54,990	—	54,990
Management, member and other services	25,235	2,701	—	27,936	22,929	2,794	—	25,723
Consolidated resort operations	7,242	—	—	7,242	6,993	—	—	6,993
Interest	—	9,298	503	9,801	—	9,655	16	9,671
Gain on mortgage repurchase	—	91	—	91	—	56	—	56

Total revenues	32,477	60,807	503	93,787	29,922	67,495	16	97,433

Costs and Expenses:
Vacation Interest cost of sales	—	(5,681)	—	(5,681)	—	11,240	—	11,240
Advertising, sales and marketing	—	33,197	—	33,197	—	27,799	—	27,799
Vacation Interest carrying cost, net	—	7,347	—	7,347	—	6,747	—	6,747
Management, member and other services	5,547	487	—	6,034	5,125	527	—	5,652
Consolidated resort operations	7,106	—	—	7,106	6,648	—	—	6,648
Loan portfolio	260	2,279	—	2,539	264	2,363	—	2,627
General and administrative	—	—	18,670	18,670	—	—	16,572	16,572
Gain on sale of assets	—	—	(363)	(363)	—	—	(758)	(758)
Depreciation and amortization	—	—	3,142	3,142	—	—	2,651	2,651
Interest	—	4,378	15,530	19,908	—	4,608	11,123	15,731
Impairments and other write-offs	—	—	240	240	—	—	980	980

Total costs and expenses	12,913	42,007	37,219	92,139	12,037	53,284	30,568	95,889

Income (loss) before provision for income taxes	19,564	18,800	(36,716)	1,648	17,885	14,211	(30,552)	1,544
(Benefit) provision for income taxes	—	—	(891)	(891)	—	—	720	720

Net income (loss)	$19,564	$18,800	$(35,825)	$2,539	$17,885	$14,211	$(31,272)	$824

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the six months ended June 30, 2011 and 2010
(In thousands)

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Hospitality and	Vacation			Hospitality and	Vacation
	Management	Interest Sales	Corporate and		Management	Interest Sales	Corporate and
	Services	and Financing	Other	Total	Services	and Financing	Other	Total
Revenues:
Vacation Interest sales	$—	$94,403	$—	$94,403	$—	$102,318	$—	$102,318
Provision for uncollectible Vacation Interest sales revenue	—	(6,743)	—	(6,743)	—	(868)	—	(868)

Vacation Interest, net	—	87,660	—	87,660	—	101,450	—	101,450
Management, member and other services	54,878	4,843	—	59,721	44,920	5,528	—	50,448
Consolidated resort operations	14,188	—	—	14,188	13,494	—	—	13,494
Interest	—	18,713	917	19,630	—	19,449	38	19,487
Gain on mortgage repurchase	—	120	—	120	—	92	—	92

Total revenues	69,066	111,336	917	181,319	58,414	126,519	38	184,971

Costs and Expenses:
Vacation Interest cost of sales	—	(5,614)	—	(5,614)	—	21,865	—	21,865
Advertising, sales and marketing	—	61,633	—	61,633	—	53,264	—	53,264
Vacation Interest carrying cost, net	—	15,907	—	15,907	—	14,182	—	14,182
Management, member and other services	11,552	742	—	12,294	11,182	992	—	12,174
Consolidated resort operations	13,274	—	—	13,274	12,525	—	—	12,525
Loan portfolio	439	4,718	—	5,157	516	4,714	—	5,230
General and administrative	—	—	37,723	37,723	—	—	31,892	31,892
Gain on sale of assets	—	—	(372)	(372)	—	—	(760)	(760)
Depreciation and amortization	—	—	6,312	6,312	—	—	5,448	5,448
Interest	—	8,433	29,847	38,280	—	9,535	21,875	31,410
Impairments and other write-offs	—	—	323	323	—	—	980	980

Total costs and expenses	25,265	85,819	73,833	184,917	24,223	104,552	59,435	188,210

Income (loss) before provision for income taxes	43,801	25,517	(72,916)	(3,598)	34,191	21,967	(59,397)	(3,239)
Provision for income taxes	—	—	582	582	—	—	1,425	1,425

Net income (loss)	$43,801	$25,517	$(73,498)	$(4,180)	$34,191	$21,967	$(60,822)	$(4,664)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 21—Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Unrestricted Subsidiaries” for purposes of the 2010 Note Indenture; and (2) the Company and all of its other subsidiaries. As of June 30, 2011 and December 31, 2010, the only such Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, and Tempus Acquisition and its subsidiaries. As of March 31, 2010, the only such Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries. For purposes of the 2010 Note Indenture, the financial position, results of operations, and statements of cash flow of Unrestricted Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the senior secured notes. Accordingly, management believes that the following presentation is helpful to current and potential investors in the senior secured notes as well as others.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011 and December 31, 2010
(In thousands)

	June 30, 2011				December 31, 2010
	(Unaudited)				(Audited)
	Diamond				Diamond
	Resorts				Resorts
	Parent, LLC				Parent, LLC
	and Restricted	Unrestricted			and Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Elimination	Total	Subsidiaries	Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$28,341	$277	$—	$28,618	$27,163	$166	$—	$27,329
Cash in escrow and restricted cash	33,192	178	—	33,370	29,868	180	—	30,048
Mortgages and contracts receivable, net of allowance of $47,508, $3,848, $0, $51,356, $51,551, $3,600, $0 and $55,151, respectively	224,364	5,408	(7)	229,765	236,846	8,454	(13)	245,287
Due from related parties, net	22,889	301	(13)	23,177	20,789	223	(54)	20,958
Other receivables, net	13,149	6,885	—	20,034	31,650	4,330	—	35,980
Income tax receivable	26	209	(209)	26	10	—	—	10
Prepaid expenses and other assets, net	77,795	5,831	(1,665)	81,961	45,260	2,662	(1,674)	46,248
Unsold Vacation Interests, net	209,621	12,942	—	222,563	180,464	10,100	—	190,564
Property and equipment, net	27,046	7,022	—	34,068	23,468	5,629	—	29,097
Assets held for sale	6,786	—	—	6,786	9,517	—	—	9,517
Intangible assets, net	35,945	7,375	—	43,320	37,411	8,302	—	45,713

Total assets	$679,154	$46,428	$(1,894)	$723,688	$642,446	$40,046	$(1,741)	$680,751

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$8,480	$115	$—	$8,595	$7,409	$246	$—	$7,655
Due to related parties, net	51,532	31,204	(7,185)	75,551	29,197	13,724	(6,670)	36,251
Accrued liabilities	70,162	6,517	(1,692)	74,987	62,367	6,853	(1,687)	67,533
Income taxes payable	5,235	—	(209)	5,026	3,936	—	—	3,936
Deferred revenues	59,458	249	—	59,707	67,706	—	—	67,706
Senior secured notes, net of original issue discount of $9,882, $0, $0, $9,882, $10,278, $0, $0 and $10,278, respectively	415,118	—	—	415,118	414,722	—	—	414,722
Securitization notes of conduit facility, net	177,500	8,552	—	186,052	176,551	10,292	—	186,843
Derivative liabilities	—	—	—	—	79	—	—	79
Notes payable	3,112	24,678	—	27,790	1,432	21,841	—	23,273

Total liabilities	$790,597	$71,315	$(9,086)	$852,826	$763,399	$52,956	$(8,357)	$807,998

Redeemable preferred units	103,065	—	—	103,065	84,502	—	—	84,502

Member capital	7,162	9,675	(9,675)	7,162	7,335	9,675	(9,675)	7,335
Accumulated deficit	(206,289)	(34,309)	16,614	(223,984)	(195,044)	(22,197)	15,903	(201,338)
Accumulated other comprehensive loss	(15,381)	(253)	253	(15,381)	(17,746)	(388)	388	(17,746)

Total member capital (deficit)	(214,508)	(24,887)	7,192	(232,203)	(205,455)	(12,910)	6,616	(211,749)

Total liabilities and member capital (deficit)	$679,154	$46,428	$(1,894)	$723,688	$642,446	$40,046	$(1,741)	$680,751

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2011 and 2010
(In thousands)

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
	Diamond				Diamond
	Resorts				Resorts
	Parent, LLC				Parent, LLC
	and Restricted	Unrestricted			and Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Elimination	Total	Subsidiaries	Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$50,508	$1,962	$—	$52,470	$54,236	$—	$—	$54,236
Provision for uncollectible Vacation Interest sales revenue	(3,754)	1	—	(3,753)	754	—	—	754
Vacation Interest, net	46,754	1,963	—	48,717	54,990	—	—	54,990
Management, member and other services	28,650	1,015	(1,729)	27,936	25,723	—	—	25,723
Consolidated resort operations	7,012	230	—	7,242	6,993	—	—	6,993
Interest	9,357	444	—	9,801	9,670	1	—	9,671
Gain on mortgage repurchase	91	—	—	91	56	—	—	56

Total revenues	91,864	3,652	(1,729)	93,787	97,432	1	—	97,433

Costs and Expenses:
Vacation Interest cost of sales	(5,759)	78	—	(5,681)	11,240	—	—	11,240
Advertising, sales and marketing	32,009	1,332	(144)	33,197	27,799	—	—	27,799
Vacation Interest carrying cost, net	6,554	1,161	(368)	7,347	6,747	—	—	6,747
Management, member and other services	5,644	1,651	(1,261)	6,034	5,652	—	—	5,652
Consolidated resort operations	6,838	268	—	7,106	6,648	—	—	6,648
Loan portfolio	2,460	79	—	2,539	2,627	—	—	2,627
General and administrative	15,743	2,892	35	18,670	15,836	736	—	16,572
Gain on disposal of assets	(363)	—	—	(363)	(758)	—	—	(758)
Depreciation and amortization	2,602	540	—	3,142	2,651	—	—	2,651
Interest	18,655	1,253	—	19,908	15,731	—	—	15,731
Impairments and other write-offs	230	10	—	240	980	—	—	980

Total costs and expenses	84,613	9,264	(1,738)	92,139	95,153	736	—	95,889

Income (loss) before (benefit) provision for income taxes	7,251	(5,612)	9	1,648	2,279	(735)	—	1,544
(Benefit) provision for income taxes	(795)	(96)	—	(891)	720	—	—	720

Net income (loss)	$8,046	$(5,516)	$9	$2,539	$1,559	$(735)	$—	$824

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2011 and 2010
(In thousands)

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Diamond				Diamond
	Resorts				Resorts
	Parent, LLC				Parent, LLC
	and Restricted	Unrestricted			and Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Elimination	Total	Subsidiaries	Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$91,959	$2,443	$1	$94,403	$102,318	$—	$—	$102,318
Provision for uncollectible Vacation Interest sales revenue	(6,671)	(72)	—	(6,743)	(868)	—	—	(868)
Vacation Interest, net	85,288	2,371	1	87,660	101,450	—	—	101,450
Management, member and other services	60,487	1,780	(2,546)	59,721	50,448	—	—	50,448
Consolidated resort operations	13,796	392	—	14,188	13,494	—	—	13,494
Interest	18,733	897	—	19,630	19,485	2	—	19,487
Gain on mortgage repurchase	120	—	—	120	92	—	—	92

Total revenues	178,424	5,440	(2,545)	181,319	184,969	2	—	184,971

Costs and Expenses:
Vacation Interest cost of sales	(5,723)	109	—	(5,614)	21,865	—	—	21,865
Advertising, sales and marketing	60,096	1,711	(174)	61,633	53,264	—	—	53,264
Vacation Interest carrying cost, net	13,645	2,631	(369)	15,907	14,182	—	—	14,182
Management, member and other services	11,162	3,214	(2,082)	12,294	12,174	—	—	12,174
Consolidated resort operations	12,782	492	—	13,274	12,525	—	—	12,525
Loan portfolio	5,007	150	—	5,157	5,230	—	—	5,230
General and administrative	31,798	5,856	69	37,723	31,104	788	—	31,892
(Gain) loss on disposal of assets	(500)	128	—	(372)	(760)	—	—	(760)
Depreciation and amortization	5,268	1,044	—	6,312	5,448	—	—	5,448
Interest	35,864	2,416	—	38,280	31,410	—	—	31,410
Impairments and other write-offs	313	10	—	323	980	—	—	980

Total costs and expenses	169,712	17,761	(2,556)	184,917	187,422	788	—	188,210

Income (loss) before provision (benefit) for income taxes	8,712	(12,321)	11	(3,598)	(2,453)	(786)	—	(3,239)
Provision (benefit) for income taxes	791	(209)	—	582	1,425	—	—	1,425

Net income (loss)	$7,921	$(12,112)	$11	$(4,180)	$(3,878)	$(786)	$—	$(4,664)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six months ended June 30, 2011 and 2010
(In thousands)

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Diamond				Diamond
	Resorts				Resorts
	Parent, LLC				Parent, LLC
	and Restricted	Unrestricted			and Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Elimination	Total	Subsidiaries	Subsidiaries	Elimination	Total
Operating Activities:
Net income (loss)	$7,921	$(12,112)	$11	$(4,180)	$(3,878)	$(786)	$—	$(4,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,268	1,044	—	6,312	5,448	—	—	5,448
Provision for uncollectible Vacation Interest sales revenue	6,671	72	—	6,743	868	—	—	868
Amortization of capitalized financing costs and original issue discounts	3,252	82	—	3,334	1,436	—	—	1,436
Amortization of capitalized loan origination costs and portfolio discount	1,145	—	—	1,145	550	—	—	550
Gain on foreign currency exchange	(17)	—	—	(17)	(1)	—	—	(1)
(Gain) loss on disposal of assets	(500)	128	—	(372)	(760)	—	—	(760)
Gain on mortgage repurchase	(120)	—	—	(120)	(92)	—	—	(92)
Deferred income taxes	—	—	—	—	80	—	—	80
Unrealized gain on derivative instruments	(79)	—	—	(79)	(201)	—	—	(201)
Gain on insurance settlement	(3,535)	—	—	(3,535)	—	—	—	—
Impairments and other write-offs	313	10	—	323	980	—	—	980
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	4,590	1,314	(6)	5,898	10,054	5	(5)	10,054
Due from related parties, net	(205)	(59)	(41)	(305)	7,835	—	—	7,835
Other receivables, net	17,568	929	—	18,497	18,815	—	—	18,815
Prepaid expenses and other assets, net	(31,821)	(3,283)	(47)	(35,151)	(26,776)	—	—	(26,776)
Unsold Vacation Interests, net	(25,445)	(2,842)	—	(28,287)	1,865	—	—	1,865
Accounts payable	973	(131)	—	842	(2,213)	—	—	(2,213)
Due to related parties, net	25,594	17,615	88	43,297	14,968	781	5	15,754
Accrued liabilities	7,458	(228)	(5)	7,225	467	—	—	467
Income taxes payable	1,156	(209)	—	947	4,932	—	—	4,932
Deferred revenues	(8,716)	222	—	(8,494)	(1,456)	—	—	(1,456)

Net cash provided by operating activities	11,471	2,552	—	14,023	32,921	—	—	32,921

Investing activities:
Property and equipment capital expenditures	(3,245)	(59)	—	(3,304)	(2,214)	—	—	(2,214)
Disbursement of Tempus Acquisition note receivable	—	(3,493)	—	(3,493)	—	—	—	—
Proceeds from sale of assets	2,003	1	—	2,004	2	—	—	2

Net cash used in investing activities	$(1,242)	$(3,551)	$—	$(4,793)	$(2,212)	$—	$—	$(2,212)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — Continued
Six months ended June 30, 2011 and 2010
(In thousands)

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Diamond				Diamond
	Resorts				Resorts
	Parent, LLC				Parent, LLC
	and Restricted	Unrestricted			and Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Elimination	Total	Subsidiaries	Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(3,287)	$2	$—	$(3,285)	$759	$—	$—	$759
Proceeds from issuance of Diamond Resorts Owners Trust 2011-1	64,065	—	—	64,065	—	—	—	—
Proceeds from issuance of Quorum Facility	11,515	—	—	11,515	863	—	—	863
Proceeds from issuance of Tempus Acquisition Loan	—	3,200	—	3,200	—	—	—	—
Proceeds from issuance of 2008 Conduit Facility	4,974	—	—	4,974	2,264	—	—	2,264
Payments on Diamond Resorts Owners Trust 2011-1	(3,575)	—	—	(3,575)	—	—	—	—
Payments on Quorum Facility	(12,311)	—	—	(12,311)	—	—	—	—
Payments on Diamond Resorts Owners Trust 2009-1	(19,731)	—	—	(19,731)	(25,427)	—	—	(25,427)
Payments on 2008 Conduit Facility	(40,955)	—	—	(40,955)	(932)	—	—	(932)
Payments on Credit Suisse terms loans	—	—	—	—	(1,138)	—	—	(1,138)
Payments on ILXA Receivables and Inventory Loans	—	(2,103)	—	(2,103)	—	—	—	—
Payments on Polo Towers lines of credit and securitization notes	(3,198)	—	—	(3,198)	(4,668)	—	—	(4,668)
Payments on 2004 Securitization Notes	—	—	—	—	(4,525)	—	—	(4,525)
Payments on notes payable	(4,034)	—	—	(4,034)	(4,285)	—	—	(4,285)
Payments of debt issuance costs	(2,751)	11	—	(2,740)	(559)	—	—	(559)
Proceeds from equity investment	10,151	—	—	10,151	25,000	—	—	25,000
Repurchase of a portion of outstanding warrants	(10,151)	—	—	(10,151)	—	—	—	—
Repurchase of equity previously held by another minority institutional investor	—	—	—	—	(25,000)	—	—	(25,000)
Payments of costs related to issuance of common and preferred units	(76)	—	—	(76)	(721)	—	—	(721)

Net cash (used) provided in financing activities	(9,364)	1,110	—	(8,254)	(38,369)	—	—	(38,369)

Net increase (decrease) in cash and cash equivalents	865	111	—	976	(7,660)	—	—	(7,660)
Effect of changes in exchange rates on cash and cash equivalents	313	—	—	313	(355)	—	—	(355)
Cash and cash equivalents, beginning of period	27,163	166	—	27,329	17,186	—	—	17,186

Cash and cash equivalents, end of period	$28,341	$277	$—	$28,618	$9,171	$—	$—	$9,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$33,850	$1,370	$—	$35,220	$31,220	$—	$—	$31,220

Cash tax refunds, net of cash paid for taxes	$(340)	$—	$—	$(340)	$(3,612)	$—	$—	$(3,612)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412	$5,722	$—	$—	$5,722

Insurance premiums financed through issuance of note payable	$5,713	$—	$—	$5,713	$6,052			$6,052

Assets held for sale reclassified to unsold vacation interests	$3,082	$—	$—	$3,082	$—	$—	$—	$—

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 22—Geographic Financial Information
     The Company conducts its Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. The Company’s North America operations include the Company’s branded resorts in the continental United States, Hawaii, Mexico, Canada and the Caribbean, and the Company’s Europe operations include the Company’s branded resorts in the United Kingdom, Ireland, Italy, Spain, Portugal, Austria, Norway, Malta, Germany and France. The following table reflects total revenue and assets by geographic area for the periods presented (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue
North America	$82,516	$85,792	$161,026	$163,697
Europe	11,271	11,641	20,293	21,274

Total Revenues	$93,787	$97,433	$181,319	$184,971

	As of	As of
	June 30,	December 31,
	2011	2010
Mortgages and contracts receivable, net North America	$228,440	$244,541
Europe	1,325	746

Total mortgages and contracts receivable, net	$229,765	$245,287

Unsold Vacation Interest, net North America	$199,494	$174,642
Europe	23,069	15,922

Total unsold Vacation Interest, net	$222,563	$190,564

Property and equipment, net North America	$28,944	$24,248
Europe	5,124	4,849

Total property and equipment, net	$34,068	$29,097

Intangible assets, net North America	$38,551	$40,926
Europe	4,769	4,787

Total intangible assets, net	$43,320	$45,713

Total long-term assets, net North America	$495,429	$484,357
Europe	34,287	26,304

Total long-term assets, net	$529,716	$510,661

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 23—Impairments and other write-offs
     During the quarter ended June 30, 2011, the Company wrote off $0.2 million of costs related to a sales and marketing project that was no longer viable. During the quarter ended June 30, 2010, the Company recorded a $0.9 million write-down on a receivable related to an HOA management contract that the Company terminated.
Note 24—Subsequent Events
     On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition; concurrently, the term of the Tempus Acquisition Loan ended. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. An aggregate of $7.5 million of the Tempus Guggenheim Loan was used by Tempus Acquisition to purchase a 10% participating interest in the Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”) and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Guggenheim Loan (the “Mystic Dunes Loan”). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
     In connection with the Tempus Resorts Acquisition, a subsidiary of Mystic Dunes, LLC entered into the Tempus Receivables Loan. The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR plus 5.5% (with a floor of 2.0%) and matures on June 30, 2016, subject to extension to June 30, 2018.
     Each of Tempus Acquisition, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.
     The Company is unable to include any pro forma financial statements in connection with the Tempus Resorts Acquisition as part of this quarterly report due to the fact that initial accounting for the business combination is incomplete. The Company is currently in the process of obtaining an initial valuation report from a third party valuation firm.
     On July 21, 2011, DRP consummated a recapitalization transaction pursuant to which it sold 280.89 common units to certain institutional accredited investors in exchange for $136.5 million. DRP paid approximately $4.5 million in fees in conjunction with the recapitalization transactions. DRP used $108.7 million of the proceeds and issued 26.56 common units to redeem all of the issued and outstanding preferred units (including accrued and unpaid priority returns). In addition, DRP paid $16.4 million to CDP, a related party of the Company, to redeem 34.74 common units previously held by CDP. Immediately after the transaction above, CDP owns approximately 54.3% of the issued and outstanding common units with the remainder owned by various institutional investors. DRP also purchased warrants that are exercisable into approximately 3.3% of common stock of Diamond Resorts Corporation for approximately $6.4 million in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
     Although we believe that our expectations are based on reasonable assumptions, our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this quarterly report as a result of various factors, including, among others:
•	adverse trends in economic conditions generally in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including our hospitality management contracts;

•	our ability to maintain a sufficient inventory of vacation ownership interests (“VOI” or “Vacation Interests”) for sale to customers without expending significant capital to develop or acquire additional resort properties;

•	our ability to sell, securitize or borrow against the consumer loans that we generate;

•	decreased demand from prospective purchasers of VOIs;

•	declines or disruptions in the travel industry;

•	adverse events or trends in vacation destinations and regions where our resorts are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy; and

•	our ability to compete effectively.
     Accordingly, you should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. Forward-looking statements speak only as of the date of this quarterly report. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
     You should read the following discussion in conjunction with the following table of our results of operations for the specified periods and our condensed consolidated financial statements and other financial information included elsewhere in this quarterly report. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described above and in the Risk Factors section of this quarterly report and the Prospectus. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 380,000 families (excluding owners acquired as a part of the Tempus Resorts Acquisition) and a network of 207 destinations located in 28 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club; and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of those interests.
     Management is pursuing growth strategies to increase fee-based revenues while remaining consistent with our capital-light business model. A key strategy is the acquisition of complementary resorts and associated management contracts using special-purpose subsidiaries financed on a non-recourse basis. The ILX Acquisition, completed in August 2010, and the Tempus Resorts Acquisition, completed in July 2011, reflect this strategy. These transactions have provided us with an additional 12 resorts to offer to our member base, additional management contracts, incremental VOI inventory to market and sell, and consumer loan portfolios to manage. In addition, these transactions have added new VOI owners to whom we can market products and services. Both of these transactions were effected through special purpose, unrestricted subsidiaries, and funded by financial partners on a fully non-recourse basis. We believe that this structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage. In addition, we have recently entered into agreements with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis, without any ownership interest in the operator or capital outlay. We continue to pursue transactions of this nature, although there can be no assurance that we will be successful in identifying and closing such transactions.
     In response to the 2008 credit crisis and resulting economic contraction, we implemented a number of steps to reduce our sales pace and accordingly we re-sized our sales and marketing organization to improve efficiencies and to drive consumers toward cash sales. As the credit markets have begun to stabilize, we have taken steps to rebuild and restructure our sales and marketing organization to capture additional revenue opportunities while improving efficiencies and overall member satisfaction while maintaining our high consumer credit standards. These steps included reorganizing the sales and marketing leadership team, revising sales training programs and compensation arrangements, and restructuring sales incentive programs to generate incremental tour flow, increase average sales price per transaction and drive high credit quality financed sales. The impact of these efforts, begun for the most part in late 2010 and early 2011, is not fully reflected in our Vacation Interest sales results, although much of the expense associated with these efforts is already reflected in our cost structure.
Critical Accounting Policies and Use of Estimates
     The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our condensed consolidated financial statements.

     Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.
     Vacation Interest Sales Revenue Recognition. With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978, “Real Estate-Time-Sharing Activities.” Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations. In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer’s commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer’s down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer’s commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment is satisfied, at which time the full amount of the sale is recognized. The net deferred revenue is included in mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
     Vacation Interest Cost of Sales. We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of inputs, most of which are management estimates. These amounts include, but are not limited to, estimated costs to build or acquire any additional VOIs, estimated total revenues expected to be earned on a project, including estimated sales price per point and estimated number of points sold, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, and estimated projected future cost and volume of recoveries of VOIs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management’s new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the model which generally occurs over a six month period. In addition, we continue to evaluate our pricing strategy. Any changes in the estimates we use to determine the Vacation Interest cost of sales are recorded in the current period, and these changes can be material. Small changes in any of the numerous assumptions in the model can have a significant financial statement impact, both positively and negatively, as ASC 978 requires a retroactive adjustment reflected in the current period. See Unsold Vacation Interests, net below. Much like depreciation or amortization, for us Vacation Interest cost of sales is essentially a non-cash expense item.
     Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses. We account for mortgages (for the financing of intervals) and contracts receivable (for the financing of points) under ASC 310, “Receivables.”
     Mortgages and contracts receivable that we originate or acquire are recorded net of (i) deferred loan and contract costs, (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because we currently sell VOIs only in the form of points, we are not currently originating any new mortgages. We record a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated mortgages and contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, our future results of operations may be adversely impacted.
     We apply our historical default percentages based on credit scores of the individual customers to our mortgage and contracts receivable population to analyze the adequacy of the allowance and evaluate other factors such as economic conditions, industry trends, defaults and past due agings. Any adjustments to the allowance for mortgage and contracts receivable loss are also recorded within Vacation Interest sales revenue.
     We charge off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer’s account becoming 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer’s initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
     The mortgages we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition and the mortgages acquired on August 31, 2010 in connection with the ILX Acquisition are accounted for separately as an acquired pool of loans. Any discount or premium associated with this pool of loans is amortized using an amortization method that approximates the effective interest method.
     Unsold Vacation Interests, Net. Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of maintenance fee and contracts receivable defaults. In accordance with ASC 978-340-25, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
     The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale and/or loan origination. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interests are expensed.
     In accordance with ASC 978, on a quarterly basis, we recalculate the total estimated Vacation Interest sales revenue and total estimated costs. The effects of changes in these estimates are accounted for as a current period adjustment so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates. These adjustments can be material.
     For the three months ended June 30, 2011 and June 30, 2010, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $15.5 million and $1.9 million, respectively, which were primarily the result of an increase in the estimated sales price per point and a decrease in the average inventory cost per point related to recoveries. This resulted in a credit of $5.7 million in Vacation Interest cost of sales for the quarter ended June 30, 2011, compared to a $11.2 million expense for the quarter ended June 30, 2010.
     For the six months ended June 30, 2011 and June 30, 2010, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $24.4 million and $2.7 million, respectively, for the same reasons. This resulted in a credit of $5.6 million in Vacation Interest cost of sales for the six months ended June 30, 2011, compared to a $21.9 million expense for the six months ended June 30, 2010.
     Income Taxes. We are subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.
     We recorded a deferred tax asset as a result of net operating losses incurred, and as part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. During this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities against which deferred tax assets can be applied, and taxable income in future years. Unless recovery is more likely than not, a reserve in the form of a valuation allowance is established as an offset to the deferred tax asset. As a result of uncertainties regarding our ability to generate sufficient taxable income to utilize our net operating loss carry forwards, we maintain a valuation allowance against the balance of our deferred tax assets.
     Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Segment Reporting
     For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of our resort properties, the Collections and revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
     Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
Key Revenue and Expense Items
     Vacation Interest sales revenue, Net. Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectable Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, and from the sale of intervals, which provide the right to vacation at a particular resort for a specified length of time, net of the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectable Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer’s FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since October 1, 2007, we have sold VOIs primarily in the form of points. All of our Vacation Interest sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.
     Management, Member and Other Services Revenue. Management, member and other services revenue includes resort management fees charged to HOAs and Collections that hold our members’ VOIs, as well as revenues from our operation of THE Club and the provision of other services. These revenues are recorded and recognized as follows:
•	Management fee revenues are recognized in accordance with the terms of our management contracts. We collect management fees from our HOAs and Collections under our management agreements, which are recognized ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in establishing HOA and Collections operating budgets which, in turn, are used to establish the annual maintenance fees owed directly by each owner of VOIs.

•	We charge an annual fee for membership in THE Club, our internal exchange, reservation and membership service organization. In addition to annual dues associated with THE Club, we earn revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. We also earn revenue through our provision of travel-related services and other affinity programs. All of these revenues are allocated to our Hospitality and Management Services business segment.

•	Other services revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs; (ii) reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation; (iii) closing costs on sales of VOIs; (iv) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (v) late/impound fees assessed on delinquent consumer loans. Revenues associated with items (i) and (ii) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (iii), (iv) and (v) above are allocated to our Vacation Interest Sales and Financing business segment.
     Consolidated Resort Operations Revenue. Consolidated resort operations revenue consists of the following:
•	For our properties located in the Caribbean, we provide services traditionally administered by an HOA. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections by our St. Maarten HOAs, which are recognized ratably over the year. In addition, these HOAs also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as special assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as a direct reduction to refurbishment expense in consolidated resort operations expense. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory and management fees, which are eliminated.

•	Food and beverage revenue at certain resorts whose restaurants we manage directly;

•	Greens fees, equipment rental and operation of food services at the golf courses owned and managed by us at certain resorts;

•	Revenue from providing cable, telephone, and technology services to HOAs; and

•	Other incidental revenues generated at the resorts including, but not limited to, retail and gift shops, spa services, activity fees for arts and crafts, sport equipment rental, and safe rental.
     Interest Revenue. Our interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a first payment default; (ii) the initiation of cancellation or foreclosure proceedings; or (iii) the customer’s account becoming 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to our Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
     Vacation Interest Cost of Sales. At the time we record related Vacation Interest sales revenue, we record Vacation Interest cost of sales. See “— Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales” for further explanation of the determination of this expense. All of these costs are allocated to our Vacation Interest Sales and Financing business segment.
     Advertising, Sales and Marketing Costs. Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described under “Critical Accounting Policies and Use of Estimates — Vacation Interest Sales Revenue Recognition,” which are deferred along with related revenue until the buyer’s commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to our Vacation Interest Sales and Financing business segment.
     Vacation Interest Carrying Cost, Net. We are responsible for paying HOA annual maintenance fees and reserves on our unsold VOIs. Vacation interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to our inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net. In addition, we historically entered into subsidy agreements to fund negative cash flows of certain HOAs. These subsidy agreements were discontinued as of December 31, 2008. All subsidy-related costs were expensed as incurred.
     To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of one-week rentals and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, one-week rentals and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of our European sampler product, which is three years in duration and is treated as Vacation Interest sales revenue. Vacation interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
     Management, Member and Other Services Expense. Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for our Caribbean resorts, for which we provide services traditionally administered by an HOA) and the Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs certain overhead charges incurred to operate the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition — Principal Agent Considerations” (“ASC 605-45”) reimbursements from the HOAs relating to pass-through costs are recorded net of the related expenses.
     Expenses associated with our operation of THE Club include costs incurred for the third-party call center, annual membership fees paid to a third-party exchange company on behalf of each member of THE Club and administrative expenses. In addition, we also incur selling costs associated with customer conversions into THE Club. These expenses are allocated to our Hospitality and Management Services business segment.
     Other services expenses include certain sales incentives given to customers as motivation to purchase a VOI. These incentives are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.

     Consolidated Resort Operations Expense. With respect to the Caribbean resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we manage directly. Similarly, the expenses of operating the golf courses and retail and gift shops are included in consolidated resort operations expense.
     Loan Portfolio Expense. Loan portfolio expense includes payroll and administrative costs of our finance operations, loan servicing fees paid to third parties and credit card processing fees. These costs are expensed as incurred with the exception of mortgages and contract receivable origination costs, which are capitalized and amortized over the term of the related mortgages and contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, “Receivables.” This expense is allocated to our Vacation Interest Sales and Financing business segment.
     General and Administrative Expense. General and administrative expense includes payroll and benefits, legal, audit and other professional services, travel costs, system-related costs and corporate facility expense. This expense is reported under Corporate and Other.
     Depreciation and Amortization. Depreciation and amortization is not allocated to our business segments, but rather is reported in Corporate and Other.
     Interest Expense. Interest expense is comprised of corporate-level indebtedness, which is reported in Corporate and Other, and interest expense related to our securitizations and consumer loan financings, which are allocated to our Vacation Interest Sales and Financing business segment.
Factors That May Affect Our Future Financial Presentation
     We intend to pursue opportunities to grow fee-based revenue in the following three areas: (i) assuming the management of resorts from operators facing financial distress; (ii) managing the sales and marketing of VOIs and consumer loans from these operators or financial institutions; and (iii) servicing the consumer loan portfolios. We intend to structure these opportunities in a manner consistent with our capital-light business model, including through the acquisition of assets by special purpose entities. Examples of this strategy are our completed acquisition of ILX and Tempus. Both the ILX and Tempus transactions were structured such that we now hold certain of ILX’s and Tempus’ assets and have assumed related ILX and Tempus liabilities through special purpose entities. Each of the respective lenders of the ILX and Tempus indebtedness assumed by the respective special purpose entity has recourse only to those ILX or Tempus assets that were acquired. Although the Company and its consolidated subsidiaries have not assumed the indebtedness of any of the ILX or the Tempus special purpose entities, each such entity is deemed an unrestricted subsidiary for purposes of the indenture governing the notes, U.S. GAAP requires that we consolidate such non- recourse liabilities on our financial statements for financial reporting purposes. We intend to pursue other transactions that may use similar special purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. In that circumstance, our future consolidated financial statements may reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements included elsewhere in this quarterly report. See Note 21—Condensed Consolidating Financial Statements included elsewhere in this quarterly report for additional information.
     In addition, as a result of the SEC declaring our Registration Statement on Form S-4 (Reg. No. 333-172772) effective on July 8, 2011, we have become a SEC reporting company and are subject to certain SEC regulations, including various provisions of the Sarbanes-Oxley Act of 2002. Our compliance with these regulations has required us to incur additional legal, accounting and information technology expense related to the enhancement of accounting and internal control systems. We have also been required to hire additional employees to ensure that we have appropriate staffing for ongoing compliance with these requirements.

Presentation of Certain Financial Metrics
     We define Adjusted EBITDA as our net income (loss) before provision (benefit) for income taxes, plus: (i) corporate interest expense; (ii) depreciation and amortization; (iii) Vacation Interest cost of sales; (iv) non-cash charges for change in estimated defaults on consumer loans originated in prior periods; (v) impairments and other noncash write-offs; (vi) loss on extinguishment of debt; (vii) gain or loss on the disposal of assets; (viii) amortization of loan origination costs; and (ix) amortization of portfolio discount; less non-cash revenue outside the ordinary course of business. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.
     We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:
•	it and similar non-U.S. GAAP measures are widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired;

•	by comparing Adjusted EBITDA in different historical periods, we can evaluate our operating results without the additional variations of interest income (expense), income tax provision (benefit), depreciation and amortization expense and the Vacation Interest cost of sales expense; and

•	several of the financial covenants governing the senior secured notes and 2008 conduit facility, including the limitation on our ability to incur additional indebtedness, are determined by reference to our EBITDA as defined in the senior secured notes, which definition approximates Adjusted EBITDA as presented here.
     Our management uses Adjusted EBITDA: (i) as a measure of our operating performance, because it does not include the impact of items that we do not consider indicative of our core operating performance; (ii) for planning purposes, including the preparation of our annual operating budget; (iii) to allocate resources to enhance the financial performance of our business; and (iv) to evaluate the effectiveness of our business strategies.
     The following table presents a reconciliation of Adjusted EBITDA to net loss before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Income (loss) before (benefit) provision for income taxes	$1,648	$1,544	$(3,598)	$(3,239)
Plus: Corporate interest expense(a)	15,530	11,124	29,847	21,875
Depreciation and amortization(b)	3,142	2,651	6,312	5,448
Vacation interest cost of sales(c)	(5,681)	11,240	(5,614)	21,865
Impairments and other write-offs(b)	240	980	323	980
Gain on the disposal of assets(b)	(363)	(758)	(372)	(760)
Amortization of loan origination costs(b)	662	842	1,308	1,678
Amortization of portfolio discount(b)	(74)	(94)	(163)	(243)

Adjusted EBITDA — Consolidated(d)	$15,104	$27,529	$28,043	$47,604

Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries(d)	19,063	28,265	37,131	48,391
Adjusted EBITDA — Unrestricted Subsidiaries(d)	(3,959)	(736)	(9,088)	(787)

(a)	Excludes interest expense related to non-recourse indebtedness incurred by our special purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/revenues.

(c)	We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management’s new estimates. Small changes in any of the numerous assumptions in the model can have a significant financial statement impact as ASC 978 requires a retroactive adjustment back to the time of the Sunterra Corporation acquisition in the current period. Much like depreciation or amortization, for us, Vacation Interest cost of sales is essentially a non-cash expense item.

(d)	For purposes of certain covenants governing the senior secured notes, our financial performance, including Adjusted EBITDA, is measured with reference to us and our Restricted Subsidiaries, and the performance of Unrestricted Subsidiaries is not considered. Therefore, we believe that this presentation of Adjusted EBITDA provides helpful information to investors in the senior secured notes.
     We understand that, although measures similar to Adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, it has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or VOI inventory;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect interest expense for our corporate indebtedness;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Although Vacation Interest cost of sales is also a non-cash item, we may in the future be required to develop or acquire new resort properties to replenish VOI inventory, and Adjusted EBITDA does not reflect any cash requirements for these expenditures; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
     To properly and prudently evaluate our business, we encourage you to review our U.S. GAAP financial statements included elsewhere in this quarterly report, and not to rely on any single financial measure to evaluate our business.

Results of Operations
The following table sets forth our results of operations for the specified periods.
Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010
(In thousands)

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
	Hospitality and	Vacation			Hospitality and	Vacation
	Management	Interest Sales	Corporate and		Management	Interest Sales	Corporate and
	Services	and Financing	Other	Total	Services	and Financing	Other	Total
Revenues:
Vacation Interest sales	$—	$52,470	$—	$52,470	$—	$54,236	$—	$54,236
Provision for uncollectible Vacation
Interest sales revenue	—	(3,753)	—	(3,753)	—	754	—	754

Vacation Interest, net	—	48,717	—	48,717	—	54,990	—	54,990
Management, member and other services	25,235	2,701	—	27,936	22,929	2,794	—	25,723
Consolidated resort operations	7,242	—	—	7,242	6,993	—	—	6,993
Interest	—	9,298	503	9,801	—	9,655	16	9,671
Gain on mortgage repurchase	—	91	—	91	—	56	—	56

Total revenues	32,477	60,807	503	93,787	29,922	67,495	16	97,433

Costs and Expenses:
Vacation Interest cost of sales	—	(5,681)	—	(5,681)	—	11,240	—	11,240
Advertising, sales and marketing	—	33,197	—	33,197	—	27,799	—	27,799
Vacation Interest carrying cost, net	—	7,347	—	7,347	—	6,747	—	6,747
Management, member and other services	5,547	487	—	6,034	5,125	527	—	5,652
Consolidated resort operations	7,106	—	—	7,106	6,648	—	—	6,648
Loan portfolio	260	2,279	—	2,539	264	2,363	—	2,627
General and administrative	—	—	18,670	18,670	—	—	16,572	16,572
Gain on sale of assets	—	—	(363)	(363)	—	—	(758)	(758)
Depreciation and amortization	—	—	3,142	3,142	—	—	2,651	2,651
Interest	—	4,378	15,530	19,908	—	4,608	11,123	15,731
Impairments and other write-offs	—	—	240	240	—	—	980	980

Total costs and expenses	12,913	42,007	37,219	92,139	12,037	53,284	30,568	95,889

Income (loss) before provision for income taxes	19,564	18,800	(36,716)	1,648	17,885	14,211	(30,552)	1,544
(Benefit) provision for income taxes	—	—	(891)	(891)	—	—	720	720

Net income (loss)	$19,564	$18,800	$(35,825)	$2,539	$17,885	$14,211	$(31,272)	$824

Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$19,063				$28,265
Adjusted EBITDA — Unrestricted Subsidiaries				(3,959)				(736)

Adjusted EBITDA — Consolidated				$15,104				$27,529

Revenues
     Total revenues decreased by $3.6 million, or 3.7%, to $93.8 million for the three months ended June 30, 2011 from $97.4 million for the three months ended June 30, 2010. Total revenues in our Hospitality and Management Services segment increased $2.6 million, or 8.5%, to $32.5 million for the three months ended June 30, 2011 from $29.9 million for the three months ended June 30, 2010, due to higher management, member and other services revenue and consolidated resort operations revenue. Revenues in our corporate and other segment increased $0.5 million, or 3,043.8%, to $0.5 million for the three months ended June 30, 2011 from $0.02 million for the three months ended June 30, 2010, mostly due to higher interest revenue earned on cash balances and interest earned from the Tempus Note Receivable in 2011. Total revenues in our Vacation Interest Sales and Financing segment decreased $6.7 million, or 9.9%, to $60.8 million for the three months ended June 30, 2011 from $67.5 million for the three months ended June 30, 2010. The decrease is mostly attributable to the decline in Vacation Interest, net.
     Vacation Interest, Net. Vacation interest, net, in our Vacation Interest Sales and Financing segment decreased $6.3 million, or 11.4%, to $48.7 million for the three months ended June 30, 2011 from $55.0 million for the three months ended June 30, 2010. The decrease in Vacation Interest, net was attributable to a $1.8 million decrease in Vacation Interest sales revenue, and a $4.5 million increase in our provision for uncollectible Vacation Interest sales revenue.
     The $1.8 million decline in Vacation Interest sales revenue was primarily due to a decline in the number of Vacation Interest transactions and closing percentage, partially offset by an increase in our average VOI sale price per transaction and a decrease in sales incentives. The decrease in Vacation Interest sale revenue at our restricted subsidiaries was partially offset by the revenue contribution from our ILX sales center, which commenced in March 2011. Our total number of tours increased to 37,851 for the three months ended June 30, 2011 from 33,357 for the three months ended June 30, 2010, primarily as a result of our expansion of certain marketing programs. The tour conversion programs we have implemented have not yet achieved target efficiency levels as we are completing changes to our training platform and sales personnel. We closed a total of 5,206 VOI sales transactions during the three months ended June 30, 2011, compared to 5,772 transactions during the three months ended June 30, 2010. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 13.8% in the three months ended June 30, 2011 from 17.3% in the three months ended June 30, 2010. These decreases were due to reduced sales efficiencies at certain sales centers continued sales resistance of our consumers due to ongoing economic uncertainty and an increase in marketing programs designed to attract new customers which was expected to reduce our closing percentage. Our average VOI sale price per transaction increased to $10,429 for the three months ended June 30, 2011 from $9,476 for the three months ended June 30, 2010 due to the focus of selling larger point packages and an increase to our pricing model.
     As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.6% for the three months ended June 30, 2011, compared to 1.9% for the three months ended June 30, 2010. This decrease was primarily due to a reduction of certain cash sales incentives given in our European operations.
     Provision for uncollectible Vacation Interest sales revenue increased $4.5 million, or 597.7%, to $3.7 million for the three months ended June 30, 2011 from a $0.8 million credit for the three months ended June 30, 2010. During the three months ended June 30, 2010, we recorded a $3.1 million credit to provision for uncollectible Vacation Interest sales revenue due to management’s assessment that a portion of the provision was no longer needed. The remaining increase was due to changes in estimates based on the current performance of our consumer loan receivable portfolio, partially offset by a decrease in provision associated with our recognition of deferred sales revenue pursuant to ASC 978 and a decrease in sales volume. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 7.2% in the three months ended June 30, 2011 from a 1.4% credit of uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue in the three months ended June 30, 2010.
     Management, Member and Other Services. Total management, member and other services revenue increased $2.2 million, or 8.6%, to $27.9 million for the three months ended June 30, 2011 from $25.7 million for the three months ended June 30, 2010.

     Management, member and other services revenue in our Hospitality and Management Services segment increased $2.3 million, or 10.1%, to $25.2 million for the three months ended June 30, 2011 from $22.9 million for the three months ended June 30, 2010. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements as well as the addition of managed properties from the ILX Acquisition. We also experienced higher club revenues due to a higher member count in THE Club as well as increased membership dues in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Furthermore, we generated commission revenue in 2011 under a sales and marketing fee-for-service arrangement with a third party.
     Management, member and other services revenue in our Vacation Interest Sales and Financing segment decreased $0.1 million, or 3.3%, to $2.7 million for the three months ended June 30, 2011 from $2.8 million for the three months ended June 30, 2010. Non-cash incentives decreased $0.1 million, or 15.7%, to $0.3 million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.7% for the three months ended June 30, 2011, compared to 0.8% for the three months ended June 30, 2010.
     Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $0.2 million, or 3.6%, to $7.2 million for the three months ended June 30, 2011 from $7.0 million for the three months ended June 30, 2010. The increase was primarily due to increased maintenance fee revenue in our St. Maarten resorts to recover prior year fund deficits.
     Interest Revenue. Interest revenue increased $0.1 million, or 1.3%, to $9.8 million for the three months ended June 30, 2011 from $9.7 million for the three months ended June 30, 2010.
Costs and Expenses
     Total costs and expenses decreased $3.8 million, or 3.9%, to $92.1 million for the three months ended June 30, 2011 from $95.9 million for the three months ended June 30, 2010.
     Vacation Interest Cost of Sales. Vacation interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $16.9 million to a $5.7 million credit for the three months ended June 30, 2011 from $11.2 million expense for the three months ended June 30, 2010. This decrease was mainly due to a reduction of $15.5 million under the relative sales value model recorded during the three months ended June 30, 2011 as compared to a reduction of $1.9 million recorded during the three months ended June 30, 2010. The reduction under the relative sales value model was primarily attributable to an increase in projected sales price per point and a decrease in the average inventory cost per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs. Projected sales price per point is one of the multiple estimates used in the model discussed in “Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales.”
     In addition, the decline in the volume of VOI sales for the three months ended June 30, 2011 relative to the three months ended June 30, 2010 contributed to the decrease in Vacation Interest cost of sales. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was (10.8)% for the three months ended June 30, 2011, compared to 20.7% for the three months ended June 30, 2010.
     Advertising, Sales and Marketing. Advertising, sales and marketing (ASM) costs increased $5.4 million, or 19.4%, to $33.2 million for the three months ended June 30, 2011 from $27.8 million for the three months ended June 30, 2010. As a percentage of Vacation Interest sales revenue, ASM costs were 63.3% for the three months ended June 30, 2011, compared to 51.3% for the three months ended June 30, 2010. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs, direct marketing costs incurred to generate additional tour flow, and revisions to sales commission and other compensation structures.
     Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $0.6 million, or 8.9%, to $7.3 million for the three months ended June 30, 2011 from $6.7 million for the three months ended June 30, 2010, primarily due to an increase in maintenance fees related to the ILX Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults, partially offset by an increase in rental revenue, which reduces carrying costs. The increase in rental revenue is primarily due to the ILX Acquisition and more occupied room nights.
     Management, Member and Other Services Expense. Total management, member and other services expense increased $0.3 million, or 6.8%, to $6.0 million for the three months ended June 30, 2011 from $5.7 million for the three months ended June 30, 2010.
     Management, member and other services expense in our Hospitality and Management Services segment increased $0.4 million, or 8.2%, to $5.5 million for the three months ended June 30, 2011 from $5.1 million for the three months ended June 30, 2010. The increase is mostly due to costs incurred under a sales and marketing fee-for-service arrangement with a third party.
     Management, member and other services expense in our Vacation Interest Sales and Financing segment was $0.5 million for both the three months ended June 30, 2011 and June 30, 2010.
     Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $0.5 million, or 6.9%, to $7.1 million for the three months ended June 30, 2011 from $6.6 million for the three months ended June 30, 2010. This increase was primarily due to the additional expenses associated with ILX Acquisition resort-level operations that commenced in August 2010 and at our St. Maarten operations.
     Loan Portfolio Expense. Loan portfolio expense decreased $0.1 million, or 3.3%, to $2.5 million for the three months ended June 30, 2011 from $2.6 million for the three months ended June 30, 2010.
     General and Administrative Expense. General and administrative expense increased $2.1 million, or 12.7%, to $18.7 million for the three months ended June 30, 2011 from $16.6 million for the three months ended June 30, 2010. This increase was primarily attributable to higher payroll and related expense and legal and professional fees associated with enhancements in internal controls and preparations for our becoming subject to SEC reporting obligations due to the registration of the senior secured notes. In addition, we incurred substantial legal and professional fees related to the Tempus Acquisition and certain pending acquisitions in the three months ended June 30, 2011 and hired additional staff after the ILX Acquisition was completed in August 2010. These increases were partially offset by an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs that we manage, thereby reducing our corporate-level general and administrative expense.
     Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 18.5%, to $3.1 million for the three months ended June 30, 2011 from $2.7 million for the three months ended June 30, 2010. This increase was primarily attributable to the depreciation and amortization associated with the ILX assets acquired in August 2010, partially offset by a reduction in the amortization of the intangible assets acquired in connection with the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.
     Interest Expense. Interest expense increased $4.2 million, or 26.6%, to $19.9 million for the three months ended June 30, 2011 from $15.7 million for the three months ended June 30, 2010. Non-cash interest expense for the three months ended June 30, 2011 was higher compared to the three months ended June 30, 2010. Higher debt issuance cost amortization and original issue discount amortization for the three months ended June 30, 2011 resulting from the issuance of the senior secured notes in August 2010 and DROT 2011 in April 2011 was partially offset by the elimination of paid-in-kind interest on our second lien facility due to the extinguishment of the second lien facility. After removing these non-cash interest items, interest expense totaled $17.7 million for the three months ended June 30, 2011, and $14.0 million for the three months ended June 30, 2010. This increase was primarily related to the higher interest rates resulting from our issuance of the senior secured notes as compared to the first and second lien facilities.
     Impairments and Other Write-offs. Impairments and other write-offs decreased $0.8 million to $0.2 million for the three months ended June 30, 2011 from $1.0 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we wrote off $0.2 million of costs related to a sales and marketing project that was no longer viable. During the three months ended June 30, 2010, we recorded a $1.0 write-down on a receivable related to an HOA management contract that we terminated. The impairments and other write-offs are included in Corporate and Other.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010
(In thousands)

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Hospitality and	Vacation			Hospitality and	Vacation
	Management	Interest Sales	Corporate and		Management	Interest Sales	Corporate and
	Services	and Financing	Other	Total	Services	and Financing	Other	Total
Revenues:
Vacation Interest sales	$—	$94,403	$—	$94,403	$—	$102,318	$—	$102,318
Provision for uncollectible Vacation
Interest sales revenue	—	(6,743)	—	(6,743)	—	(868)	—	(868)

Vacation Interest, net	—	87,660	—	87,660	—	101,450	—	101,450
Management, member and other services	54,878	4,843	—	59,721	44,920	5,528	—	50,448
Consolidated resort operations	14,188	—	—	14,188	13,494	—	—	13,494
Interest	—	18,713	917	19,630	—	19,449	38	19,487
Gain on mortgage repurchase	—	120	—	120	—	92	—	92

Total revenues	69,066	111,336	917	181,319	58,414	126,519	38	184,971

Costs and Expenses:
Vacation Interest cost of sales	—	(5,614)	—	(5,614)	—	21,865	—	21,865
Advertising, sales and marketing	—	61,633	—	61,633	—	53,264	—	53,264
Vacation Interest carrying cost, net	—	15,907	—	15,907	—	14,182	—	14,182
Management, member and other services	11,552	742	—	12,294	11,182	992	—	12,174
Consolidated resort operations	13,274	—	—	13,274	12,525	—	—	12,525
Loan portfolio	439	4,718	—	5,157	516	4,714	—	5,230
General and administrative	—	—	37,723	37,723	—	—	31,892	31,892
Gain on sale of assets	—	—	(372)	(372)	—	—	(760)	(760)
Depreciation and amortization	—	—	6,312	6,312	—	—	5,448	5,448
Interest	—	8,433	29,847	38,280	—	9,535	21,875	31,410
Impairments and other write-offs	—	—	323	323	—	—	980	980

Total costs and expenses	25,265	85,819	73,833	184,917	24,223	104,552	59,435	188,210

Income (loss) before provision for income taxes	43,801	25,517	(72,916)	(3,598)	34,191	21,967	(59,397)	(3,239)
Provision for income taxes	—	—	582	582	—	—	1,425	1,425

Net income (loss)	$43,801	$25,517	$(73,498)	$(4,180)	$34,191	$21,967	$(60,822)	$(4,664)

Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$37,131				$48,391
Adjusted EBITDA — Unrestricted Subsidiaries				(9,088)				(787)

Adjusted EBITDA — Consolidated				$28,043				$47,604

Revenues
     Total revenues decreased by $3.7 million, or 2.0%, to $181.3 million for the six months ended June 30, 2011 from $185.0 million for the six months ended June 30, 2010. Total revenues in our Hospitality and Management Services segment increased $10.7 million, or 18.2%, to $69.1 million for the six months ended June 30, 2011 from $58.4 million for the six months ended June 30, 2010, primarily due to higher management, member and other services revenue and consolidated resort operations revenue. Revenues in our corporate and other segment increased $0.9 million, or 2,313.2%, to $0.9 million for the six months ended June 30, 2011 from $0.04 million for the six months ended June 30, 2010, mostly due to higher interest revenue earned on cash balances and interest earned from the Tempus Note Receivable in 2011. Total revenues in our Vacation Interest Sales and Financing segment decreased $15.2 million, or 12.0%, to $111.3 million for the six months ended June 30, 2011 from $126.5 million for the six months ended June 30, 2010. The decrease is mostly attributable to the decline in Vacation Interest, net and interest revenue.
     Vacation Interest, Net. Vacation interest, net, in our Vacation Interest Sales and Financing segment decreased $13.8 million, or 13.6%, to $87.7 million for the six months ended June 30, 2011 from $101.5 million for the six months ended June 30, 2010. The decrease in Vacation Interest, net was attributable to a $7.9 million decrease in Vacation Interest sales revenue, and a $5.9 million increase in our provision for uncollectible Vacation Interest sales revenue.
     The $7.9 million decline in Vacation Interest sales revenue was primarily due to a decline in the number of Vacation Interest transactions and closing percentage, partially offset by an increase in our average VOI sale price per transaction and a decrease in sales incentives. The decrease in Vacation Interest sale revenue at our restricted subsidiaries was partially offset by the revenue contribution from our ILX sales center, which commenced in March 2011. Our total number of tours increased to 66,855 for the six months ended June 30, 2011 from 60,153 for the six months ended June 30, 2010, primarily as a result of our expansion of certain marketing programs. The tour conversion programs we have implemented have not yet achieved target efficiency levels as we are completing changes to our training platform and sales personnel. We closed a total of 9,410 VOI sales transactions during the six months ended June 30, 2011, compared to 10,725 transactions during the six months ended June 30, 2010. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 14.1% in the six months ended June 30, 2011 from 17.8% in the six months ended June 30, 2010. These decreases were due to reduced sales efficiencies at certain sales centers, continued sales resistance of our consumers due to ongoing economic uncertainty and an increase in marketing programs designed to attract new customers which was expected to reduce our closing percentage. Our average VOI sale price per transaction increased to $10,234 for the six months ended June 30, 2011 from $9,643 for the six months ended June 30, 2010 due to the focus of selling larger point packages and an increase to our pricing model.
     As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.4% for the six months ended June 30, 2011, compared to 2.0% for the six months ended June 30, 2010. This decrease was primarily due to a reduction of certain cash sales incentives given in our European operations.
     Provision for uncollectible Vacation Interest sales revenue increased $5.9 million, or 676.8%, to $6.8 million for the six months ended June 30, 2011 from $0.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we recorded a $3.6 million credit to provision for uncollectible Vacation Interest sales revenue due to the fact that a significant number of our portfolios were prepaid in full and a portion of the provision was no longer needed on these portfolios. The remaining increase was due to changes in estimates based on the current performance of our consumer loan receivable portfolio. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 7.1% in the six months ended June 30, 2011 from 0.8% in the six months ended June 30, 2010.
     Management, Member and Other Services. Total management, member and other services revenue increased $9.3 million, or 18.4%, to $59.7 million for the six months ended June 30, 2011 from $50.4 million for the six months ended June 30, 2010.

     Management, member and other services revenue in our Hospitality and Management Services segment increased $10.0 million, or 22.2%, to $54.9 million for the six months ended June 30, 2011 from $44.9 million for the six months ended June 30, 2010. This increase was primarily due to our recognition of $5.2 million during the quarter ended March 31, 2011 in insurance proceeds received related to the replacement of assets that were destroyed due to a severe flooding in 2008 at one of our resorts. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements as well as the addition of managed properties from the ILX Acquisition. We also experienced higher club revenues due to a higher member count in THE Club as well as increased membership dues in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
     Management, member and other services revenue in our Vacation Interest Sales and Financing segment decreased $0.7 million, or 12.4%, to $4.8 million for the six months ended June 30, 2011 from $5.5 million for the six months ended June 30, 2010 as a result of a decrease in closing fee revenue stemming from a decline in Vacation Interest sales revenue, late fee revenue and collection fee revenue. In addition, non-cash incentives decreased $0.2 million, or 32.3%, to $0.5 million for the six months ended June 30, 2011 from $0.7 million for the six months ended June 30, 2010. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.5% for the six months ended June 30, 2011, compared to 0.7% for the six months ended June 30, 2010.
     Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $0.7 million, or 5.1%, to $14.2 million for the six months ended June 30, 2011 from $13.5 million for the six months ended June 30, 2010. The increase was primarily due to increased maintenance fee revenue in our St. Maarten resorts to recover prior year fund deficits.
     Interest Revenue. Interest revenue increased $0.1 million, or 0.7%, to $19.6 million for the six months ended June 30, 2011 from $19.5 million for the six months ended June 30, 2010.
Costs and Expenses
     Total costs and expenses decreased $3.2 million, or 1.7%, to $185.0 million for the six months ended June 30, 2011 from $188.2 million for the six months ended June 30, 2010.
     Vacation Interest Cost of Sales. Vacation interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $27.5 million, or 125.7%, to a $5.6 million credit for the six months ended June 30, 2011 from $21.9 million expense for the six months ended June 30, 2010. This decrease was mainly due to a reduction of $24.4 million under the relative sales value model recorded during the six months ended June 30, 2011 as compared to a reduction of $2.7 million recorded during the six months ended June 30, 2010. The reduction under the relative sales value model was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs, and a decrease in the average inventory cost per point related to recoveries. Projected sales price per point is one of the multiple estimates used in the model discussed in “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales.”
     In addition, the decline in the volume of VOI sales for the six months ended June 30, 2011 relative to the six months ended June 30, 2010 contributed to the decrease in Vacation Interest cost of sales. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was (5.9)% for the six months ended June 30, 2011, compared to 21.4% for the six months ended June 30, 2010.
     Advertising, Sales and Marketing. Advertising, sales and marketing (ASM) costs increased $8.3 million, or 15.7%, to $61.6 million for the six months ended June 30, 2011 from $53.3 million for the six months ended June 30, 2010. As a percentage of Vacation Interest sales revenue, ASM costs were 65.3% for the six months ended June 30, 2011, compared to 52.1% for the six months ended June 30, 2010. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs, direct marketing costs incurred to generate additional tour flow, and revisions to sales commission and other compensation structures.
     Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $1.7 million, or 12.2%, to $15.9 million for the six months ended June 30, 2011 from $14.2 million for the six months ended June 30, 2010, primarily due to an increase in maintenance fees related to the ILX Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults, partially offset by an increase in rental revenue, which reduces carrying costs. The increase in rental revenue is primarily due to the ILX Acquisition, more occupied room nights and increased revenue from sampler programs.
     Management, Member and Other Services Expense. Total management, member and other services expense increased $0.1 million, or 1.0%, to $12.3 million for the six months ended June 30, 2011 from $12.2 million for the six months ended June 30, 2010.
     Management, member and other services expense in our Hospitality and Management Services segment increased $0.4 million, or 3.3%, to $11.6 million for the six months ended June 30, 2011 from $11.2 million for the six months ended June 30, 2010. The increase is mostly due to costs associated with the addition of the ILX properties and a sales and marketing fee-for-service arrangement with a third party.
     Management, member and other services expense in our Vacation Interest Sales and Financing segment decreased $0.3 million, or 25.2%, to $0.7 million for the six months ended June 30, 2011 from $1.0 million for the six months ended June 30, 2010. Non-cash incentives decreased $0.2 million, or 32.3%, to $0.5 million for the six months ended June 30, 2011 from $0.7 million for the six months ended June 30, 2010. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.5% for the six months ended June 30, 2011, compared to 0.7% for the six months ended June 30, 2010.
     Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $0.8 million, or 6.0%, to $13.3 million for the six months ended June 30, 2011 from $12.5 million for the six months ended June 30, 2010. This increase was primarily due to the additional expenses associated with ILX Acquisition operations that commenced in August 2010 and at our St. Maarten operations.
     Loan Portfolio Expense. Loan portfolio expense was $5.2 million for both the six months ended June 30, 2011 and the six months ended June 30, 2010.
     General and Administrative Expense. General and administrative expense increased $5.8 million, or 18.3%, to $37.7 million for the six months ended June 30, 2011 from $31.9 million for the six months ended June 30, 2010. This increase was primarily attributable to higher payroll and related expense and legal and professional fees associated with enhancements in internal controls and preparations for our becoming subject to SEC reporting obligations due to the registration of the senior secured notes. In addition, we incurred substantial legal and professional fees related to the Tempus Acquisition and certain pending acquisitions in the six months ended June 30, 2011 and hired additional staff after the ILX Acquisition was completed in August 2010. These increases were partially offset by an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs that we manage, thereby reducing our corporate-level general and administrative expense.
     Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 15.9%, to $6.3 million for the six months ended June 30, 2011 from $5.4 million for the six months ended June 30, 2010. This increase was primarily attributable to the depreciation and amortization associated with the ILX assets acquired in August 2010, partially offset by a reduction in the amortization of the intangible assets acquired in connection with the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.
     Interest Expense. Interest expense increased $6.9 million, or 21.9%, to $38.3 million for the six months ended June 30, 2011 from $31.4 million for the six months ended June 30, 2010. Non-cash interest expense was lower for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Higher debt issuance cost amortization and original issue discount amortization for the six months ended June 30, 2011 resulting from the issuance of the senior secured notes in August 2010 and DROT 2011 in April 2011 was partially offset by the elimination of paid-in-kind interest on our second lien facility due to the extinguishment of the second lien facility. After removing these non-cash interest items, interest expense totaled $35.0 million for the six months ended June 30, 2011, and $28.1 million for the six months ended June 30, 2010. This increase was primarily related to the higher interest rates resulting from our issuance of the senior secured notes as compared to the first and second lien facilities.
     Impairments and Other Write-offs. Impairments and other write-offs decreased $0.7 million to $0.3 million for the six months ended June 30, 2011 from $1.0 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we wrote off $0.3 million of costs related to a sales and marketing project that was no longer viable. During the six months ended June 30, 2010, we recorded a $1.0 write-down on a receivable related to an HOA management contract that we terminated. The impairments and other write-offs are included in Corporate and Other.
Liquidity and Capital Resources
     Overview. Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer’s minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short- and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our conduit facilities.
     Additionally, the terms of the consumer loans we seek to finance are generally longer than the facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, our conduit facilities typically have a term of 364 days. If we are unable to refinance conduit borrowings in the term securitization markets, we are required to refinance our conduit facilities on an annual basis in order to provide adequate liquidity for our consumer finance business.
     While the securitization market has been limited since 2008, we completed a $182 million securitization in October 2009 that was composed of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities. In addition, on April 27, 2011, we completed a second securitization transaction and issued the Diamond Resorts Owners Trust Series 2011-1 Timeshare Loan Backed Notes, Series 2011-1 (the “DROT 2011 Notes”) with a face value of $64.5 million.
     Although we completed these securitizations, we may not be successful in completing similar transactions in the future and, if we are unable to continue to participate in securitization transactions on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
     We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations.
     We spent $1.0 million and $7.6 million to purchase VOI inventory during the six months ended June 30, 2011 and 2010, respectively. There was no construction of new inventory during the six months ended June 30, 2011 and 2010.
     We had $28.6 million and $27.3 million in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements during 2011. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
     During the quarter ending December 31, 2011, we expect to receive an invoice for a special assessment to cover major repairs at one of our managed resorts. Such assessment relates to the intervals and points equivalent that we own at this resort and is expected to be approximately $7 million. The assessment will be recorded as Vacation

Interest carrying cost upon receipt of the invoice from the HOA. We are currently negotiating with the HOA regarding an installment payment plan for the special assessment and believe we will have sufficient cash flow to fulfill this obligation.
     On July 21, 2011, DRP consummated a recapitalization transaction pursuant to which it sold 280.89 common units to certain institutional accredited investors in exchange for $136.5 million. DRP paid approximately $4.5 million in fees in conjunction with the recapitalization transactions. DRP used $108.7 million of the proceeds and issued 26.56 common units to redeem all of the issued and outstanding preferred units (including accrued and unpaid priority returns). In addition, DRP paid $16.4 million to CDP, a related party of the Company, to redeem 34.74 common units previously held by CDP. Immediately after the transaction above, CDP owns approximately 54.3% of the issued and outstanding common units with the remainder owned by various institutional investors. DRP also purchased warrants that are exercisable into approximately 3.3% of common stock of Diamond Resorts Corporation for approximately $6.4 million in cash.
     Cash Flow From Operating Activities. During the six months ended June 30, 2011, net cash provided by operating activities was $14.0 million and was the result of a net loss of $4.2 million, non-cash revenues and expenses totaling $13.7 million and other changes in operating assets and liabilities of $4.5 million. The significant non-cash revenues and expenses included (i) $6.3 million in depreciation and amortization, (ii) $6.7 million in the provision for uncollectible Vacation Interest sales revenue, (iii) $3.3 million in amortization of capitalized financing costs and original issue discounts, (iv) $1.1 million in amortization of capitalized loan origination costs and portfolio discount, offset by (v) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flooding in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the six months ended June 30, 2011.
     During the six months ended June 30, 2010, net cash provided by operating activities was $32.9 million and was the result of a net loss of $4.7 million, non-cash expenses totaling $8.3 million and other changes in operating assets and liabilities of $29.3 million. The significant non-cash expenses included (i) $5.4 million in depreciation and amortization, (ii) $1.4 million in amortization of capitalized deferred loan and contract origination costs, (iii) $0.9 million in the provision for uncollectible Vacation Interest sales revenue, (iv) $0.6 million in amortization of capitalized financing costs, and (v) $1.0 million in impairment of assets, offset by $0.8 million in gain on disposal of assets and $0.2 million in unrealized gain on derivative instruments.
     Cash Flow From Investing Activities. During the six months ended June 30, 2011, net cash used in investing activities was $4.8 million, comprised of $3.3 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flooding in 2008 for which insurance proceeds were received, and $3.5 million issuance of the note receivable for the Tempus Acquisition described below, offset by $2.0 million in proceeds from the sale of assets in our European operations.
     During the six months ended June 30, 2010, net cash used in investing activities was $2.2 million. A majority of the cash was used to purchase furniture, fixtures, computer software and equipment.
     Cash Flow From Financing Activities. During the six months ended June 30, 2011, net cash used in financing activities was $8.3 million. Cash used in financing activities consisted of net payments of (i) $81.5 million on our securitizations and conduit facility, (ii) $4.4 million on notes payable, (iii) $2.7 million of debt issuance costs, (iv) $10.2 million to purchase a portion of our outstanding stock warrants, and (v) $3.3 million due to an increase in cash in escrow and restricted cash. These amounts were offset by cash generated from financing activities of (i) $80.6 million from the issuance of debt under our securitization notes and conduit facility, (ii) $10.2 million in equity investment received from new investors, and (iii) $3.2 million from issuance of debt under the Tempus Acquisition Loan.
     During the six months ended June 30, 2010, net cash used in financing activities was $38.4 million. Cash used in financing activities consisted of net payments of (i) $35.5 million on our securitizations and 2008 conduit facility, (ii) $4.3 million on notes payable, (iii) $1.1 million on our first lien facility, (iv) $0.6 million of debt issuance costs, (v) $25.0 million to repurchase equity previously held by another minority institutional investor, and (vi) $0.7 million in payments related to the 2010 equity recapitalization. These amounts were offset by cash generated from financing activities of (i) $3.1 million from the issuance of debt under our securitization notes and conduit facility, (ii) $25.0 million in equity investment from new investors, and (iii) $0.8 million due to a decrease in cash in escrow and restricted cash.
     Senior Secured Notes. On August 13, 2010, we completed the issuance of $425 million of principal amount of outstanding senior secured notes. The outstanding senior secured notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The proceeds from the outstanding senior secured notes were used primarily to repay all of the outstanding indebtedness under our existing revolving line of credit and first and second lien facilities.
     First and Second Lien Facilities. On April 26, 2007, we entered into our first lien facility and second lien facility. Our first lien facility included a $250.0 million term loan and a $25.0 million revolving line of credit, with maturity dates of April 26, 2012 and April 26, 2011, respectively, and was secured by our capital and assets. The second lien facility, which was secured by the same assets as our first lien facility but on a second lien basis, had a maturity date of April 26, 2013.
     On August 13, 2010, we used the net proceeds from our sale of the outstanding senior secured notes and other general-purpose funds to repay the $395.7 million of then-outstanding indebtedness under our revolving line of credit and first and second lien facilities.
     Conduit Facilities, 2009 Securitization and 2011 Securitization. On November 3, 2008, we entered into agreements for our 2008 conduit facility, pursuant to which we issued secured VOI receivable backed variable funding notes designated Diamond Resorts Issuer 2008 LLC, Variable Funding Notes (the “2008 Funding Notes”), in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million, and $64.6 million on March 27, 2009, October 15, 2009, and August 31, 2010, respectively. On July 16, 2010, we amended our 2008 conduit facility to extend the maturity date to January 10, 2011. On August 31, 2010, we further amended the 2008 conduit facility to extend the maturity date to August 30, 2011. While we anticipate refinancing the 2008 conduit facility prior to its maturity, our inability to do so is not expected to have a material adverse impact on our liquidity.
     At June 30, 2011, the 2008 conduit facility bears interest at either LIBOR (as adjusted) or the Commercial Paper rate as determined by each purchaser of the 2008 Funding Notes plus a spread of 4.50%. If either LIBOR or the Commercial Paper rate is less than 1.0% at any given time, then the interest rate is deemed to be 1.0%. There is also a non-use fee of 2.0%.
     The 2008 conduit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2011, our interest coverage ratio was 1.68. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2011, our leverage ratio was 4.94. Covenants in the 2008 conduit facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10 million through December 31, 2010 and must exceed $15 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of June 30, 2011, our unrestricted cash and cash equivalents under the Restricted Subsidiaries was $28.3 million. As of June 30, 2011, we were in compliance with all of these covenants.
     On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as Diamond Resorts Owners Trust Series 2009-1 Class A (the “DROT 2009 Class A Notes”), and Series 2009-1 Class B, (the “DROT 2009 Class B Notes” and together with the DROT 2009 Class A Notes, the “DROT 2009 Notes”). The Class A notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The Class B notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT

2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay off in full the $35.4 million outstanding principal balance under our 2007 conduit facility and to pay down the $148.9 million outstanding principal balance under our 2008 conduit facility, along with requisite accrued interest and fees associated with both conduit facilities.
     On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under our 2008 conduit facility, to pay down approximately $7 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby. During the period from April 28 to June 30, 2011, we borrowed $3.5 million under the 2008 Conduit Facility.
     Polo Towers Lines of Credit and Securitization Notes Payable. In connection with the acquisition of Sunterra Corporation in April 2007, a subsidiary formerly owned by Stephen J. Cloobeck assigned revolving lines of credit to Diamond Resorts Parent, LLC. The lines of credit were collateralized by retail contracts receivable and related VOIs. The revolving feature of the lines of credit expired when they were assigned. One of the lines of credit was paid off and terminated on July 30, 2010 upon its final maturity date, and the remaining line of credit was paid off and terminated January 3, 2011.
     Securitized loans that were collateralized by consumer contracts and related VOIs were also assigned in April 2007 by a company controlled by Mr. Cloobeck. These loans were paid in full and terminated on March 4, 2011.
     Quorum Facility. Our subsidiary DRI Quorum entered into a Loan Sale and Security Agreement (the “LSSA”), dated as of April 30, 2010 with Quorum Federal Credit Union (“Quorum”), as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture (the “Quorum Facility”) where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. At June 30, 2011, the weighted average purchase price payment was 86.9% of the obligor loan amount and the weighted average program purchase fee was 7.4%. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to us as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP.
     On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes. A portion of the net proceeds were used to pay down approximately $7 million of the Quorum Facility. See further discussion of the DROT 2011 Notes above.
     Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On November 23, 2010, Tempus Acquisition, LLC, one of our wholly-owned subsidiaries, entered into the Tempus Acquisition Loan with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. The Tempus Acquisition Loan was a revolving loan facility with a maximum principal amount of $8 million, the proceeds of which were used exclusively for the following purposes: (i) to provide Tempus Acquisition, LLC with funds to lend to Tempus Resorts International, Ltd. and certain of its affiliates, pursuant to a debtor-in-possession financing order entered by the United States Bankruptcy Court for the Middle District of Florida (“DIP Financing” or “Tempus Note Receivable”), for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing; and (ii) to provide $1.5 million for the “Deposit,” as defined and provided in the Agreement for Purchase and Sale of Assets to purchase certain assets of Tempus Resorts International, Ltd. and its affiliates.

     The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the “Tempus Resorts Acquisition”).
     On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. An aggregate of $7.5 million of the Tempus Guggenheim Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Guggenheim Loan (the “Mystic Dunes Loan”). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
     In connection with the Tempus Resorts Acquisition, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR plus 5.5% (with a floor of 2.0%) and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Guggenheim Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the “Tempus Loans.”
     Each of Tempus Acquisition, LLC, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.
     ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. Each of ILXA and its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.
     Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes mature in August 2011, December 2011, and January 2012 and carry an interest rate of 3.65%, 3.1%, and 3.1% per annum, respectively.
     The following table presents selected information on our borrowings as of June 30, 2011and December 31, 2010 (dollars in thousands):

				December 31,
	June 30, 2011			2010
		Weighted
		Average
	Principal	Interest		Principal
	Balance	Rate	Maturity	Balance
Senior Secured Notes	$425,000	12.0%	8/15/18	$425,000
Original issue discount related to Senior Secured Notes	(9,882)			(10,278)
Diamond Resorts Owners Trust Series 2009-1	102,112	9.5%	3/20/26	121,843
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(746)			(899)
Diamond Resorts Owners Trust Series 2011-1	60,935	4.0%	3/20/23	—
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(433)			—
2008 Conduit Facility	3,486	5.5%	8/30/11	39,467
ILXA Inventory Loan	18,178	7.5%	8/31/15	18,541
Quorum Facility	12,146	7.4%	4/30/12	12,942
ILXA Receivables Loan	8,552	10.0%	8/31/15	10,292
Tempus Acquisition Loan*	6,500	10.0%	7/1/11	3,300
Polo Towers Lines of Credit	—	N/A	N/A	2,060
Notes payable-insurance policies	3,068	3.2%	Various	1,366
Polo Towers Securitization Notes Payable	—	N/A	N/A	1,138
Notes payable-other	44	3.6%	Various	66

Total borrowings	$628,960			$624,838

*	Paid in full on July 1, 2011; however, additional debt was issued on the same date in connection with the Tempus Resorts Acquisition.
     Future Capital Requirements. A substantial amount of our indebtedness is non-recourse, including the DROT 2011-1 Notes, the DROT 2009 Notes, the 2008 conduit facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan and the Tempus Loans. Our securitizations represent debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes. Over the next twelve months, we expect that our cash flows from operations and the borrowings under the conduit facility and under the Quorum Facility will be available to cover the interest payments due under the senior secured notes and fund our operating expenses and other obligations. The 2008 conduit facility was paid in full on April 27, 2011 with the proceeds of the DROT 2011 Notes; however, during the quarter ended June 30, 2011, we borrowed approximately $3.5 million under the 2008 conduit facility. The 2008 conduit facility is scheduled to mature on August 30, 2011. While we anticipate refinancing the 2008 conduit facility prior to its maturity, our inability to do so is not expected to have a material adverse impact on our liquidity.
     Our future capital requirements will depend on many factors, including the growth of our consumer financing activities and the expansion of our hospitality management operations. Our ability to secure short-term and long-term financing in the future will depend on a variety of factors, including our future profitability, the performance of our consumer loan receivable portfolio, our relative levels of debt and equity and the overall condition of the credit and securitization markets. If we are unable to secure short-term and long-term financing in the future, our liquidity and cash flows would be materially and adversely affected and we may be required to curtail our sales and marketing operations.
     Deferred Taxes. At December 31, 2010, we had available approximately $223.8 million of unused federal net operating loss carry-forwards, $204.6 million of unused state net operating loss carry-forwards, and $100.4 million of foreign net operating loss carry-forwards with expiration dates from 2011 through 2029 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
     Even with the limitation, $69.2 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation on offsetting U.S. alternative minimum taxable income with net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
     Off-Balance Sheet Financing Arrangements. As of June 30, 2011, we did not have any off-balance sheet financing arrangements.
     Contractual Obligations. Certain contractual obligations are summarized in the Prospectus. As of June 30, 2011, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2010.
New Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820, “Fair Value Measurements and Disclosures” to require entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU No. 2010-06 on January 1, 2011. The adoption did not have a material impact on our consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
     In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For SEC reporting companies, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted ASU 2010-28 as of January 1, 2011, which did not have a material impact on our financial statements.
     In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a SEC reporting company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any SEC reporting company as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt ASU 2010-29 for all business combinations for which the acquisition date is on or after January 1, 2011. We believe that the adoption of this update will primarily result in increased disclosures, but will not have a material impact on our financial statements.
     In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We adopted ASU 2011-02 as of our interim period ended June 30, 2011. The adoption of this update did not have a material impact on our financial statements.
     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are to be applied prospectively. For SEC reporting companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. We will adopt ASU 2011-04 as of our interim period ending March 31, 2012. We believe that the adoption of this update will not have a material impact on our financial statements.
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We will adopt ASU 2011-05 as of our interim period ending March 31, 2012. We believe that the adoption of this update will not have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net income (loss) during any of our three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected as well as the rates we charge on our consumer loans.
     Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and conduit facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 conduit facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist of an interest rate swap and two caps, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swaps and caps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
     To the extent we assume variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure you that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will fulfill their obligations.
     Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our mortgages and contracts receivable bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
     Foreign Currency Translation Risk. We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.

ITEM 4.	CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     From time to time, the Company or its subsidiaries is subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to the Company’s Vacation Interest sales and consumer finance business. In addition, the Company is also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. The Company believes that none of these actions will have a material adverse effect on its consolidated financial condition or results of operations. See Note 16—Commitments and Contingencies for further detail on certain legal proceedings.

ITEM 1A.	RISK FACTORS
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933 on July 8, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
     None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.
     None.

ITEM 6.	EXHIBITS.

Exhibit	Description
10.1	Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC

10.2	Loan and Security Agreement, dated as of June 30, 2011, by and between Resort Finance America, LLC and Mystic Dunes Receivables, LLC

10.3	Loan and Security Agreement, dated as of June 30, 2011, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION
Date: August 15, 2011	By:	/S/ STEPHEN J. CLOOBECK
Stephen J. Cloobeck

Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/S/ DAVID F. PALMER
David F. Palmer

President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description
10.1	Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC

10.2	Loan and Security Agreement, dated as of June 30, 2011, by and between Resort Finance America, LLC and Mystic Dunes Receivables, LLC

10.3	Loan and Security Agreement, dated as of June 30, 2011, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002