Form 10-Q/A
period 2011-06-30
Diamond Resorts Corp
filed 2011-09-14
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-172772

DIAMOND RESORTS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no public trading market for the common stock of Diamond Resorts Corporation. As of August 9, 2011, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

     PART II. OTHER INFORMATION

Item 6. Exhibits	3

Signatures	4

Index to Exhibits	5
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
     Diamond Resorts Corporation is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 15, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T.
     No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosures made in the Form 10-Q.
     Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit	Description

10.1	Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC*

10.2	Loan and Security Agreement, dated as of June 30, 2011, by and between Resort Finance America, LLC and Mystic Dunes Receivables, LLC*

10.3	Loan and Security Agreement, dated as of June 30, 2011, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Diamond Resorts Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

*	Previously filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date: September 14, 2011	By:	/s/ STEPHEN J. CLOOBECK Stephen J. Cloobeck
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2011	By:	/s/ DAVID F. PALMER David F. Palmer
President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description

10.1	Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC*

10.2	Loan and Security Agreement, dated as of June 30, 2011, by and between Resort Finance America, LLC and Mystic Dunes Receivables, LLC*

10.3	Loan and Security Agreement, dated as of June 30, 2011, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Diamond Resorts Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

*	Previously filed.