Form 10-Q
period 2011-09-30
Diamond Resorts Corp
filed 2011-11-14
CIK 1514608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-172772

DIAMOND RESORTS CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4582157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10600 West Charleston Boulevard

Las Vegas, Nevada 89135

(Address of principal executive offices and zip code)

Tel: (702) 684-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the common stock of Diamond Resorts Corporation. As of November 14, 2011, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

		PAGE NUMBER
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	75

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Removed and Reserved	76

Item 5.	Other Information	76

Item 6.	Exhibits	76

	Signatures	77

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(In thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$19,384	$27,329
Cash in escrow and restricted cash	32,425	30,048
Mortgages and contracts receivable, net of allowance of $81,186 and $55,151, respectively	297,084	245,287
Due from related parties, net	25,886	20,958
Other receivables, net	24,851	35,980
Income tax receivable	27	10
Prepaid expenses and other assets, net	62,681	46,248
Unsold Vacation Interests, net	246,445	190,564
Property and equipment, net	53,207	29,097
Assets held for sale	5,730	9,517
Intangible assets, net	66,203	45,713

Total assets	$833,923	$680,751

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$11,257	$7,655
Due to related parties, net	69,372	36,251
Accrued liabilities	57,075	67,533
Income taxes payable	3,092	3,936
Deferred revenues	46,965	67,706
Senior secured notes, net of unamortized original issue discount of $9,672 and $10,278, respectively	415,328	414,722
Securitization notes and conduit facility, net	258,839	186,843
Derivative liabilities	—	79
Notes payable	65,590	23,273

Total liabilities	927,518	807,998

Commitments and contingencies
Redeemable preferred units (0 and 1,000 shares authorized, issued and outstanding, respectively)	—	84,502

Member capital (deficit):
Member capital (authorized 1,387.8 common units, no par value; issued 1,387.8 and 1,090 common units, respectively)	152,294	7,335
Accumulated deficit	(227,959)	(201,338)
Accumulated other comprehensive loss	(17,930)	(17,746)

Total member capital (deficit)	(93,595)	(211,749)

Total liabilities and member capital (deficit)	$833,923	$680,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Vacation Interest sales	$60,228	$56,515	$154,631	$158,833
Provision for uncollectible Vacation Interest sales revenue	(4,516)	(2,051)	(11,259)	(2,919)

Vacation Interest, net	55,712	54,464	143,372	155,914
Management, member and other services	29,487	25,620	89,328	76,160
Consolidated resort operations	7,601	6,563	21,789	20,057
Interest	14,650	9,876	34,280	29,363

Total revenues	107,450	96,523	288,769	281,494

Costs and Expenses:
Vacation Interest cost of sales	1,854	11,765	(3,760)	33,630
Advertising, sales and marketing	34,488	30,321	96,121	83,585
Vacation Interest carrying cost, net	4,156	6,693	20,063	20,875
Management, member and other services	7,165	5,322	19,459	17,496
Consolidated resort operations	6,620	5,520	19,894	18,045
Loan portfolio	2,749	2,618	7,906	7,848
General and administrative	21,074	18,326	58,797	50,218
Depreciation and amortization	3,853	3,451	10,165	8,899
Interest	22,102	17,456	60,382	48,866
Loss on extinguishment of debt	—	1,081	—	1,081
Impairments and other write-offs	693	9	1,016	989
Gain on disposal of assets	(76)	(289)	(448)	(1,049)
Gain on bargain purchase from business combination	(34,183)	—	(34,183)	—

Total costs and expenses	70,495	102,273	255,412	290,483

Income (loss) before benefit for income taxes	36,955	(5,750)	33,357	(8,989)
Benefit for income taxes	(646)	(1,994)	(64)	(569)

Net income (loss)	$37,601	$(3,756)	$33,421	$(8,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

For the nine months ended September 30, 2011 and 2010

(Unaudited)

($ in thousands)

	Temporary Capital		Permanent Capital
	Redeemable Preferred Units		Common Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)	Comprehensive Loss
	Shares	Amount	Shares
Balance at December 31, 2009	1,000	$103,528	1,000	$7,335	$(198,317)	$(16,407)	$(207,389)
Guggenheim equity investment		75,000
Repurchase of equity previously held by another minority institutional investor		(75,000)
Costs related to issuance of preferred units					(2,915)		(2,915)
Priority returns and redemption premiums		(22,372)			22,372		22,372
Net loss for the nine months ended September 30, 2010					(8,420)		(8,420)	$(8,420)
Other comprehensive loss:
Currency translation adjustments, net of tax of $0						(23)	(23)	(23)

Balance at September 30, 2010	1,000	$81,156	1,000	$7,335	$(187,280)	$(16,430)	$(196,375)

Comprehensive loss for the nine months ended September 30, 2010								$(8,443)

Balance at December 31, 2010	1,000	$84,502	1,090	$7,335	$(201,338)	$(17,746)	$(211,749)
Issuance of common and preferred units	133.3	10,151	332.5	149,404			149,404
Costs related to issuance of common and preferred units				(4,498)	(87)		(4,585)
Priority returns and redemption premiums		8,412			(8,412)		(8,412)
Repurchase of a portion of outstanding warrants				(159)	(16,439)		(16,598)
Repurchase of redeemable preferred units	(1,133.3)	(103,065)			(18,540)		(18,540)
Repurchase of common units			(34.7)	212	(16,564)		(16,352)
Net income for the nine months ended September 30, 2011					33,421		33,421	$33,421
Other comprehensive income:
Currency translation adjustments, net of tax of $0						(151)	(151)	(151)
Unrealized loss on available-for-sale securities						(33)	(33)	(33)

Balance at September 30, 2011	—	$—	1,387.8	$152,294	$(227,959)	$(17,930)	$(93,595)

Comprehensive income for the nine months ended September 30, 2011								$33,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	Nine months ended
	September 30, 2011	September 30, 2010
Operating Activities:
Net income (loss)	$33,421	$(8,420)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	11,259	2,919
Amortization of capitalized financing costs and original issue discounts	4,744	2,211
Amortization of capitalized loan origination costs and portfolio discount	2,001	1,464
Depreciation and amortization	10,165	8,899
Loss on extinguishment of debt	—	1,081
Impairments and other write-offs	1,016	989
Gain on disposal of assets	(448)	(1,049)
Gain on bargain purchase from business combination	(34,183)	—
Deferred income taxes	—	114
Loss on foreign currency exchange	13	24
Gain on mortgage repurchase	(158)	(171)
Unrealized gain on derivative instruments	(79)	(237)
Gain on insurance settlement	(3,535)	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	3,723	10,828
Due from related parties, net	(4,557)	6,216
Other receivables, net	16,274	20,762
Prepaid expenses and other assets, net	(14,204)	(11,008)
Unsold Vacation Interests, net	(30,829)	8,325
Accounts payable	3,160	(1,851)
Due to related parties, net	36,072	7,093
Accrued liabilities	(10,629)	8,163
Income taxes payable	(889)	2,207
Deferred revenues	(24,754)	(16,970)

Net cash (used in) provided by operating activities	(2,417)	41,589

Investing activities:
Property and equipment capital expenditures	(5,124)	(3,831)
Purchase of assets from ILX Resorts, Inc.	—	(30,722)
Purchase of assets from Tempus Resorts International, net of $2,517 and $0 cash acquired	(102,398)	—
Disbursement of Tempus Acquisition note receivable	(3,493)	—
Proceeds from sale of assets	1,949	1,459

Net cash used in investing activities	$(109,066)	$(33,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

For the nine months ended September 30, 2011 and 2010

(Unaudited)

(In thousands)

	Nine months ended
	September 30, 2011	September 30, 2010
Financing activities:
Changes in cash in escrow and restricted cash	$543	$913
Proceeds from issuance of senior secured notes, net of original issue discount of $0 and $10,570, respectively	—	414,430
Proceeds from issuance of securitization notes and conduit facility	181,164	33,913
Proceeds from issuance of notes payable	44,678	17,513
Payments on securitization notes and conduit facility	(105,250)	(56,100)
Payments on line of credit agreements	—	(397,609)
Payments on notes payable	(13,658)	(6,521)
Payments of debt issuance costs	(4,415)	(18,444)
Proceeds from issuance of common and preferred units	146,651	75,000
Repurchase of a portion of outstanding warrants	(16,598)	—
Repurchase of a portion of outstanding common units	(16,352)	—
Repurchase of redeemable preferred units	(108,701)	—
Repurchase of equity previously held by another minority institutional investor	—	(75,000)
Payments of costs related to issuance of common and preferred units	(4,585)	(2,915)
Payments for derivative instrument	—	(71)

Net cash provided by (used in) financing activities	103,477	(14,891)

Net decrease in cash and cash equivalents	(8,006)	(6,396)
Effect of changes in exchange rates on cash and cash equivalents	61	(49)
Cash and cash equivalents, beginning of period	27,329	17,186

Cash and cash equivalents, end of period	$19,384	$10,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$67,222	$40,053

Cash paid for taxes, net of cash refunds	$684	$(2,917)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums (adjustments) on preferred units	$8,412	$(22,372)

Insurance premiums financed through issuance of note payable	$6,141	$6,052

Assets held for sale reclassified to unsold Vacation Interests	$2,994	$—

Purchase of assets from Tempus Resorts International and ILX Resorts, Inc., respectively:
Fair value of assets acquired	$146,974	$34,626
Goodwill recognized	—	696
Gain from bargain purchase recognized	(34,183)	—
Cash paid	(104,915)	(30,722)

Liabilities assumed	$7,876	$4,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Background, Business and Basis of Presentation

Business and Background

Diamond Resorts Parent, LLC is a Nevada limited liability company created on March 28, 2007 through the contribution of $62.4 million cash by a third-party investor and $7.1 million of net assets from Cloobeck Diamond Parent, LLC (“CDP”), the Company’s majority equity holder. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability was limited to their respective capital contributions. Diamond Resorts Parent, LLC (“DRP”), together with its wholly-owned subsidiaries, is hereafter referred to as “Diamond Resorts” or the “Company.” The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation (“Sunterra” or the “Predecessor Company”) and cancellation of Sunterra’s outstanding common stock for $16.00 per share (the “Merger” or the “April 27, 2007 Merger”). On July 21, 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 18—Common and Preferred Units for further details.

The Company operates in the vacation ownership industry, with an ownership base of more than 418,000 families and a network of 214 destinations located in 28 countries including the United States, Canada, Mexico, and throughout the Caribbean, Europe, Asia, Australia and Africa. The Company’s resort network includes 71 Diamond Resorts International-branded and managed properties, 137 affiliated resorts and six cruise ships, which are a part of the Company’s network and available for its members to use as vacation destinations, although the Company does not manage them. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.

The Company’s operations consist of three interrelated businesses: (i) hospitality and management services; (ii) marketing and sales of Vacation Ownership Interests (“VOI” or “Vacation Interests”); and (iii) consumer financing for purchasers of the Company’s Vacation Interests.

•

Hospitality and Management Services. The Company manages 71 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe. The Company also manages five multi-resort trusts or similar arrangements (the “Collections”). Each Collection holds real estate in the Company’s resort properties underlying the Vacation Interests that the Company sells. As manager of the Company’s branded resorts and Collections, it provides billing services, account collections, accounting and treasury functions and information technology services. In addition, for branded resorts, the Company also provides an online reservation system and customer service contact center, operates the front desks and amenities and furnishes housekeeping, maintenance and human resources services. Management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing the Company with a recurring and stable revenue stream. In addition, the Company earns recurring fees by operating THE Club, the points-based exchange and member services program that enables members to vacation at any of the 214 resorts in the Company’s network. These items are included in management, member and other services revenue and expense in the accompanying condensed consolidated statements of operations.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•

Marketing and Sales of Vacation Interests. The Company markets and sells Vacation Interests in its resort network. Sales prospects are generated by utilizing a variety of marketing programs. Currently, the Company sells Vacation Interests in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in its network. The Company’s Vacation Interests generally have either use rights into perpetuity or that expire in 2054 as is the case in the European Collections. The Company also sells shorter term vacation intervals, exercisable annually over a term of 36 months, and offers exchange programs into its resort network to consumers owning intervals at resorts managed by the Company. In the past, the Company also sold Vacation Interests in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time.

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

On August 31, 2010, the Company acquired a majority of the assets and assumed certain liabilities of ILX Resorts, Inc. (the “ILX Acquisition”) through its wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”). See Note 19—Business Combinations for further details.

On July 1, 2011, the Company completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the “Tempus Resorts Acquisition”) through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC (“Tempus Acquisition”). Prior to the completion of the acquisition, Tempus Acquisition entered into the Credit and Security Agreement on November 23, 2010 for the revolving loan facility (“Tempus Acquisition Loan”) as the borrower and the Post-Petition Term Credit and Security Agreement for the debtor-in-possession financing (“DIP Financing” or “Tempus Note Receivable”) as the lender. See Note 6—Other Receivables, Net, and Note 12—Borrowings for further details.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries have been prepared in accordance with the accounting policies described in the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2011, pursuant to Rule 424(b)(3) of the Securities Act of 1933 as amended (the “Prospectus”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company’s annual consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 included in the Prospectus. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Liquidity

Vacation Interest receivables collateralizing the Company’s borrowings were $329.4 million at September 30, 2011. On April 27, 2011, the Company completed a securitization transaction with a face value of $64.5 million. A portion of the net proceeds from this transaction was used to pay off in full the $36.4 million outstanding principal balance under the 2008 conduit facility on April 27, 2011. During the period from April 28 to September 30, 2011, the Company had borrowings of $14.3 million, net of repayments, under the 2008 Conduit Facility. See Note 12—Borrowings for further details. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility with a maturity date of April 12, 2013. See Note 24-Subsequent Events for further details.

Cash used in operations was $2.4 million for the nine months ended September 30, 2011, compared to cash provided by operations of $41.6 million for the nine months ended September 30, 2010. Cash and cash equivalents were $19.4 million and $27.3 million as of September 30, 2011 and December 31, 2010, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt maturities and the Company’s other cash requirements during 2011. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.

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

Use of Estimates— The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition and the Tempus Resorts Acquisition. These estimates included projections of future cash flows derived from sales of Vacation Interests, mortgages and contracts receivable, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates.

In preparation of its condensed consolidated financial statements, the Company also made significant estimates which include: (1) allowance for loan and contract losses, and provision for uncollectible Vacation Interest sales

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

revenue; (2) useful lives of property and equipment; (3) estimated useful lives of intangible assets acquired; (4) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of Vacation Interests, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (5) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a SEC reporting company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any SEC reporting company as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted ASU 2010-29 for all business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this update primarily resulted in increased disclosures.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt ASU 2011-05 as of the Company’s interim period ending March 31, 2012. The Company believes that the adoption of this update will primarily result in increased disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 as of January 1, 2012. The Company believes that the adoption of this update will not have a material impact on its financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 3—Cash in Escrow and Restricted Cash

Cash in escrow and restricted cash consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Securitization and conduit collection and reserve cash	$12,639	$14,040
Collected on behalf of HOAs and other	7,219	5,447
Rental trust	5,278	3,717
Escrow	4,955	4,615
Bonds and deposits	2,334	2,229

Total cash in escrow and restricted cash	$32,425	$30,048

Note 4—Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses

The Company provides financing to purchasers of Vacation Interests at U.S. sales centers that is collateralized by their Vacation Interests. Eligibility for this financing is determined based on the customers’ Fair Isaac Corporation (“FICO”) credit scores. The mortgages and contracts bear interest at fixed rates between 0% and 17.9%. The term of the mortgages and contracts are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.9% and 15.4% at September 30, 2011 and December 31, 2010, respectively. Mortgages and contracts receivable in excess of 90 days past due at September 30, 2011 and December 31, 2010 were 3.5% and 3.9%, respectively, of gross mortgages and contracts receivable.

Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the estimated life of the mortgages or contracts receivable (based on historical prepayments) as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.7 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively, and $2.0 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company recorded a $3.3 million discount at April 27, 2007 on the acquired Polo mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At September 30, 2011 and December 31, 2010, the net unamortized discount was $0.6 million and $0.8 million, respectively. During the three months ended September 30, 2011 and 2010, amortization of $0.1 million and $0.1 million, respectively, was recorded as an increase to interest revenue. During the nine months ended September 30, 2011 and 2010, amortization of $0.3 million and $0.2 million, respectively, was recorded as an increase to interest revenue.

The Company recorded a $3.9 million premium at July 1, 2011 on the purchased Mystic Dunes mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At September 30, 2011, the net unamortized premium was $3.7 million. During the three and nine months ended September 30, 2011, amortization of $0.2 million was recorded as a decrease to interest revenue.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Mortgages and contracts receivable, net, consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Mortgages and contracts receivable, acquired - April 27, 2007 Merger	$52,812	$71,200
Mortgages and contracts receivable, contributed	3,920	11,125
Mortgages and contracts receivable, originated	208,982	198,959
Mortgages and contracts receivable, purchased (unrestricted subsidiaries)	100,432	12,043
Mortgages and contracts receivable, originated (unrestricted subsidiaries)	1,423	—

Mortgages and contracts receivable, gross	367,569	293,327
Allowance for loan and contract losses	(47,641)	(51,551)
Allowance for loan and contract losses (unrestricted subsidiaries)	(33,545)	(3,600)
Deferred profit on Vacation Interest transactions	(2,697)	(2,349)
Deferred loan and contract origination costs, net of accumulated amortization	2,633	2,823
Inventory value of defaulted mortgages that were previously contributed and acquired	7,627	7,439
Premium on mortgages and contracts receivable, net of accumulated amortization	3,712	—
Discount on mortgages and contracts receivable, net of accumulated amortization	(574)	(802)

Mortgages and contracts receivable, net	$297,084	$245,287

At September 30, 2011 and December 31, 2010, $329.4 million and $247.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in the “Securitization notes and conduit facilities” caption in the accompanying condensed consolidated balance sheets. See Note 12 – Borrowings for further details.

Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of revenues and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978, “Real Estate-Time-Sharing Activities.” See Note 2—Summary of Significant Accounting Policies of the Company’s annual consolidated financial statements included in the Prospectus for a description of revenue recognition criteria.

Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Activity in the allowance for loan and contract losses associated with the Company’s mortgages and contracts receivable for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance, beginning of period	$51,356	$51,930	$55,151	$60,911
Provision for uncollectible Vacation Interest sales revenue	4,534	1,966	11,174	2,685
Provision for uncollectible Vacation Interest sales revenue (unrestricted subsidiaries)	100	—	183	—
Mortgages and contracts receivable charged off	(6,539)	(5,594)	(19,205)	(17,192)
Mortgages and contracts receivable charged off
(unrestricted subsidiaries)	(4,075)	—	(5,571)	—
Recoveries	2,147	1,347	4,118	3,356
Increase in allowance based on final ILX and preliminary Tempus appraisal (unrestricted subsidiaries)	33,674	—	35,334	—
Effect of translation rate	(11)	99	2	(12)

Balance, end of period	$81,186	$49,748	$81,186	$49,748

A summary of credit quality as of September 30, 2011 is as follows (in thousands):

FICO Scores	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total
>799	$20,799	$1,587	$22,386
700 - 799	135,013	20,424	155,437
600 - 699	88,529	38,915	127,444
<600	14,447	20,926	35,373
No FICO Scores	6,926	20,003	26,929

	$265,714	$101,855	$367,569

A summary of credit quality as of December 31, 2010 is as follows (in thousands):

FICO Scores	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total
>799	$17,055	$90	$17,145
700 - 799	123,558	2,888	126,446
600 - 699	96,087	3,977	100,064
<600	38,373	2,128	40,501
No FICO Scores	6,211	2,960	9,171

	$281,284	$12,043	$293,327

FICO credit scores were updated in January 2011 for all existing mortgages and contracts. The FICO scores for Tempus mortgages and contracts acquired in July 2011 will be included in the Company’s FICO update in January 2012.

As of December 31, 2010, the ILXA mortgages and contracts receivable acquired on August 31, 2010 were recorded at an aggregate balance of $9.8 million, net of allowance, based on a preliminary appraisal. During the quarter ended March 31, 2011, the allowance for loan and contract losses related to the ILXA mortgages and contracts receivable was increased by $1.7 million based on the issuance of the final appraisal.

In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $70.5 million of mortgages and contracts receivable, net based on a preliminary appraisal. The mortgages and contracts receivable balance was calculated based on a discounted cash flow model. See Note 19— Business Combinations for further details.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 5—Transactions with Related Parties

Due from Related Parties, Net and Due to Related Parties, Net

Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the Vacation Interests that the Company sells. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs, and the allocation of a portion of the Company’s resort management and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA. Due to related parties, net transactions include (1) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures Vacation Interests, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (2) the maintenance fee and special assessment fee liability owed to HOAs for Intervals or to the Collections for points owned by the Company; (3) cleaning fees owed to HOAs for room stays incurred by the Company’s customers; and (4) subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements, which ceased as of December 31, 2008. Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs, the Company evaluates amounts due to and from each HOA at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210-20, “Balance Sheet — Offsetting.”

Due from related parties, net consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Amounts due from HOAs	$24,290	$19,941
Amounts due from trusts	1,291	1,017
Amounts due from other	305	—

Total due from related parties, net	$25,886	$20,958

Due to related parties, net consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Amounts due to HOAs	$45,935	$30,377
Amounts due to trusts	22,673	5,874
Amounts due to other	764	—

Total due to related parties, net	$69,372	$36,251

Management Services

Included within the amounts reported as management, member and other services revenue are revenues from resort management services provided to the HOAs, which totaled $9.7 million and $7.7 million for the three months ended September 30, 2011 and 2010, respectively, and $27.2 million and $22.6 million for the nine months ended September 30, 2011 and 2010, respectively. See “Due from Related Parties, Net and Due to Related Parties, Net” section above for detail of these services performed.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Also included within the amount reported as management, member and other services revenue are revenues earned from managing the U.S. trusts which hold legal title to the vacation property real estate out of which the Company conveys vacation points to its customers. These amounts total $5.3 million and $4.2 million for the three months ended September 30, 2011 and 2010, respectively, and $14.8 million and $12.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Allocation of Expenses

In addition to management services revenues, the Company also has entered into agreements with the HOAs to be reimbursed for a portion of the Company’s resort management and general and administrative expenses to the HOAs. The following table presents the amounts passed through to the HOAs for the three months and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Reduction of management, member and other services expenses	$2,199	$1,684	$6,599	$5,006
Reduction of general and administrative expenses	6,486	5,942	19,549	17,858

Total allocation of expenses	$8,685	$7,626	$26,148	$22,864

Note 6—Other Receivables, Net

Other receivables, net consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
THE Club dues receivable	$9,748	$29,534
Tempus Participation Loan	7,267	—
Rental receivables and other resort management-related receivables	6,253	2,893
Mortgage interest receivable	3,905	3,651
Owner maintenance fee receivable	3,780	2,097
Mini-vacation and sampler programs receivable	1,833	1,060
THE Club conversion receivable	734	1,409
Insurance claims receivable	204	533
Other receivables	3,633	2,970
Tempus Note Receivable	—	3,005
Proceeds from ILXA Inventory Loan in Transit	—	1,028

Total other receivables, gross	37,357	48,180
Allowance for doubtful accounts	(12,506)	(12,200)

Total other receivables, net	$24,851	$35,980

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On July 1, 2011, Tempus Acquisition purchased a 10% participating interest in the Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”) for $7.5 million. The outstanding balance of the Tempus Participation Loan is $7.3 million at September 30, 2011. See Note 12—Borrowings and Note 19—Business Combinations for details related to the Tempus Receivables Loan.

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

Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.

Prepaid expenses and other assets, net consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Debt issuance costs, net	$24,602	$24,098
Prepaid and/or unamortized maintenance fees	14,832	5,663
Deferred commissions	3,271	2,494
Other inventory/consumables	2,793	3,019
Prepaid insurance	2,631	2,061
Deposits and advances	2,571	2,457
Assets to be disposed (not actively marketed)	2,188	2,169
Unamortized exchange fees	2,146	—
Deferred interval recovery and remarketing agreement expenses	879	—
Vacation Interest purchases in transit	797	1,099
Prepaid rent	483	255
Prepaid sales and marketing costs	381	239
Other	5,107	2,694

Total prepaid expenses and other assets, net	$62,681	$46,248

With the exception of Vacation Interest purchases in transit, prepaid expenses are expensed as the underlying assets are used or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.1 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $3.9 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. See Note 12—Borrowings for more detail.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Debt issuance costs, net of amortization as of September 30, 2011 were comprised of $15.1 million related to the senior secured notes, $5.1 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $1.9 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.5 million related to the TAC loans, $0.6 million related to the ILXA loans, $0.2 million related to the 2008 conduit facility, and $0.1 million related to the Quorum Facility.

Note 8—Unsold Vacation Interests, Net

Unsold Vacation Interests, net consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Completed unsold Vacation Interests, net	$213,217	$157,491
Undeveloped land	31,620	32,159
Vacation Interest construction in progress	1,608	914

Unsold Vacation Interests, net	$246,445	$190,564

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

The changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $8.4 million and $0.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $32.9 million and $1.9 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, which were primarily the result of an increase in the estimated sales price per point and a decline in average inventory cost per point related to recoveries.

In October 2011, the Company was levied a $9.8 million water intrusion assessment related to the intervals and points equivalent owned by the Company at a resort managed by the Company to cover the costs required to repair water intrusion damage. The water intrusion assessment will be recorded as Vacation Interest carrying cost during the quarter ending December 31, 2011. This assessment is payable in annual installments over the next five years.

In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $22.7 million of unsold Vacation Interests based on a preliminary appraisal. See Note 19— Business Combinations for further details.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Property and equipment, net consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Land and improvements	$19,416	$4,021
Buildings and leasehold improvements	27,168	18,468
Furniture and office equipment	10,299	8,674
Computer software	10,972	9,110
Computer equipment	5,840	4,776
Construction in progress	525	433

Property and equipment, gross	74,220	45,482
Less accumulated depreciation	(21,013)	(16,385)

Property and equipment, net	$53,207	$29,097

Depreciation expense related to property and equipment was $2.0 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively, and $5.6 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively.

As of December 31, 2010, the ILXA property and equipment acquired on August 31, 2010 were recorded at $5.7 million based on a preliminary appraisal. During the quarter ended March 31, 2011, the ILXA property and equipment were increased by $1.7 million based on the final appraisal.

In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $19.5 million of property and equipment based on a preliminary appraisal. See Note 19— Business Combinations for further details.

Note 10—Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2011 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$71,951	$(12,663)	$59,288
Member relationships	28,944	(22,915)	6,029
Distributor relationships and other	1,232	(346)	886

	$102,127	$(35,924)	$66,203

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Intangible assets, net consisted of the following as of December 31, 2010 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$48,700	$(9,239)	$39,461
Member relationships	26,953	(21,753)	5,200
Distributor relationships and other	1,227	(175)	1,052

	$76,880	$(31,167)	$45,713

In connection with the ILX Acquisition in August 2010, the Company recorded $8.9 million of intangible assets based on a preliminary appraisal. During the quarter ended March 31, 2011, the ILXA intangible assets were decreased by $0.1 million based on the final appraisal.

In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $24.9 million of intangible assets based on a preliminary appraisal. These intangible assets include the estimated fair value of management contracts, property management agreements, and member relationships based on a discounted cash flow model. See Note 19— Business Combinations for further details.

Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $1.3 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $3.3 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $0.5 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships generally decrease significantly over the lives of the relationships.

The estimated aggregate amortization expense for intangible assets is expected to be $7.3 million, $6.7 million, $6.4 million, $5.7 million and $4.2 million for the twelve month periods ending September 30, 2012 through 2016, respectively.

Note 11—Assets Held for Sale

Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units were sold by September 30, 2011. The $5.7 million balance in assets held for sale as of September 30, 2011 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. During the nine months ended September 30, 2011, the Company entered into sales contracts for approximately $3.5 million of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, “Property, Plant, and Equipment,” the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

The net proceeds received were $64.1 million compared to the $64.5 million face value and the Company recorded the $0.4 million difference as an original issue discount on the securitization notes payable. The Company incurred $2.1 million in placement, structuring, legal and professional fees in connection with this transaction, which will be amortized over the term of the DROT 2011 Notes. Amortization of $0.1 million of debt issuance costs and debt discount related to the DROT 2011 Notes was recorded and is included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

Tempus Acquisition Loan and Tempus Resorts Acquisition Financing

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

On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. An aggregate of $7.5 million of the Tempus Guggenheim Loan was used by Tempus Acquisition to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Guggenheim Loan (the “Mystic Dunes Loan”). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Notes Payable

The Company finances premiums on certain insurance policies under unsecured notes. Certain of the notes, which carried interest rates of 4.0% and 3.7% per annum, matured in January and August 2011, respectively. During the nine months ended September 30, 2011, the Company renewed certain insurance policies and financed $6.1 million in policy premiums under an unsecured note.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents selected information on the Company’s borrowings as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011				December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Maturity		Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/18		$425,000
Original issue discount related to Senior Secured Notes	(9,672)				(10,278)
Diamond Resorts Owners Trust Series 2009-1	93,066	9.5%	3/20/26		121,843
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(704)				(899)
Tempus Receivables Loan	68,280	10.0%	7/1/15		—
Diamond Resorts Owners Trust Series 2011-1	56,285	4.0%	3/20/23		—
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(415)				—
Tempus Guggenheim Loan	38,361	18.0%	6/30/15		—
ILXA Inventory Loan	21,762	7.5%	8/31/15		18,541
Quorum Facility	20,117	7.0%	4/30/12		12,942
2008 Conduit Facility	14,294	5.5%	10/31/11	*	39,467
ILXA Receivables Loan	7,916	10.0%	8/31/15		10,292
Tempus Inventory Loan	3,798	7.5%	6/30/16		—
Notes payable-insurance policies	1,422	3.1%	Various		1,366
Notes payable-other	247	7.2%	Various		66
Tempus Acquisition Loan	—	N/A	N/A		3,300
Polo Towers Lines of Credit	—	N/A	N/A		2,060
Polo Towers Securitization Notes Payable	—	N/A	N/A		1,138

Total borrowings	$739,757				$624,838

*	This was subsequently amended to April 12, 2013.

Derivative Instruments

In September 2007, the Company entered into an interest rate swap agreement (the “Credit Suisse Swap”) to manage its exposure to the fluctuation in interest rates. The Company paid interest at a fixed rate of 4.7% and received interest based on one-month LIBOR until the Credit Suisse Swap matured on March 20, 2011. Also in September 2007, the Company paid $0.1 million for an interest rate cap (“2007 Cap”) to further limit its exposure to interest rate increases. The 2007 Cap bore a strike rate of 5.5% and a one-month LIBOR and carried a variable notional amount according to a pre-determined amortization schedule until it was terminated on March 20, 2011 on its scheduled maturity date. The Company paid zero and $0.1 million in cash settlements under the 2008 conduit facility for the three months ended September 30, 2011 and 2010, respectively. The Company paid $0.1 million and $0.3 million in cash settlements under the 2008 conduit facility for the nine months ended September 30, 2011 and 2010, respectively.

In July 2010, the Company took additional measures to limit its exposure to interest rate increases by entering into a second interest rate cap (the “2010 Cap”). The 2010 Cap bears a strike rate of 5.5% and a one-month LIBOR and carries a notional amount of $30 million. The Company paid $0.1 million for the 2010 Cap, which will terminate on July 20, 2013.

In March 2011, the Company entered into another interest rate cap (the “2011 Cap”) to limit its exposure to interest rate increases. The 2011 Cap bears a strike rate of 5.5% and a one-month LIBOR and carries a notional amount of $5 million. The Company paid $0.002 million for the 2011 Cap, which terminated on August 20, 2011.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The swaps and the interest rate caps did not qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” Consequently, the Company recorded zero and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively, in reduction of interest expense associated with the fair value adjustment of the derivative instruments with a corresponding decrease in derivative liabilities or assets.

As of September 30, 2011, the fair value of the derivative assets and derivative liabilities was zero. The fair value of the derivative assets, which consisted of the 2010 Cap, was calculated to be zero based on the discounted cash flow model. The Company had no derivative liabilities at September 30, 2011 as the Credit Suisse Swap was terminated in March 2011.

Borrowing Restrictions and Limitations

All of the Company’s borrowing under the senior secured notes, securitization notes, and 2008 conduit facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of September 30, 2011.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer under construction to prepare for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. No interest was capitalized during the three and nine months ended September 30, 2011 and 2010.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Accrued liability related to business combinations—estimated liability related to business combinations in accordance with ASC 805. As part of the ILX Acquisition, the Company recorded a $3.7 million estimated liability related to certain parcels of land owned by a third party. Upon the sale of the parcels of land in August 2011, ILXA satisfied this obligation with proceeds obtained from additional borrowings of approximately $4.1 million from the Inventory Loan and Security Agreement entered into with Textron Financial Corporation (the “ILXA Inventory Loan”).

Accrued liabilities consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and related	$15,872	$14,953
Accrued interest	8,098	20,365
Accrued commissions	6,143	4,787
Accrued other taxes	5,843	3,299
Accrued marketing expenses	4,789	5,405
Accrued exchange company fees	3,639	1,206
Accrued contingent litigation liabilities	2,205	2,642
Accrued operating lease liabilities	2,096	2,046
Accrued insurance	2,074	2,766
Accrued professional fees	1,710	2,648
Accrued call center costs	506	1,114
Accrued construction costs	440	247
Other	3,660	2,311
Accrued liability related to business combinations	—	3,744

Total accrued liabilities	$57,075	$67,533

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

Deferred revenue from an exchange company—in consideration for several agreements entered into with an exchange company in 2008 that provide the Company with call center services and exchange services, the Company received $5 million in consideration for the exclusive right to provide those services to the Company. In accordance with ASC 605-50 — Revenue Recognition — Customer Payments and Incentives, the $5 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by the exchange company during this time frame.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Deferred revenues consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Deferred maintenance and reserve fee revenue	$16,617	$13,491
Deferred mini-vacations and sampler program revenue	16,478	11,465
THE Club deferred revenue	8,863	36,535
Deferred revenue from an exchange company	2,904	3,246
Other	2,103	2,969

Total deferred revenues	$46,965	$67,706

Note 15—Income Taxes

The income tax benefit for the three and nine months ended September 30, 2011 and 2010 was determined based on pre-tax book income (loss) (adjusted for book-tax differences) for the three and nine month periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, foreign currency and rate change adjustments, and is currently subject to the alternative minimum tax, the Company’s estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

In 2007, the Company’s wholly-owned subsidiary, Diamond Resorts (Europe) Ltd., filed a claim for refund with the United Kingdom income tax authority in the amount of $10.7 million (£7.4 million) with respect to its income tax returns for the years 1999 through 2004. Prior to 2011, the Company recorded tax benefit of $7.7 million (£5.0 million) for refunds received, plus interest of $0.6 million (£0.4 million). During the three months ended June 30, 2011, the Company recorded tax benefit of $1.6 million (£1.0 million) for an additional tax refund payment received. During the three months ended September 30, 2011, the Company recorded tax benefit of $1.4 million (£0.9 million) for final tax refund payments received, plus interest of $1.4 million (£0.9 million).

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

Purchase Obligations

The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $0.3 million as of September 30, 2011.

Litigation and Other

From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to the Company’s Vacation Interest sales and consumer finance business.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

One of the Company’s subsidiaries, FLRX, Inc., is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgement interest at a rate of 12% per annum and attorney’s fees of approximately $1.5 million, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.

FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. FLRX is considering a motion for reconsideration to the Court of Appeals and/or a petition for review with the State Supreme Court. Any liability in this matter would not be covered by insurance. Neither Diamond Resorts Corporation nor any of its other subsidiaries are party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. Depending upon developments in the lawsuit, it is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code. Although the Company believes that it will not have any material liability when this matter is ultimately resolved, there can be no assurance that this will be the case. During the quarter ended September 30, 2011, the Company decreased the estimated litigation accrual by $0.5 million as a result of the exchange rate fluctuations between US Dollar and Mexican Peso. During the quarter ended September 30, 2010, the Company increased the estimated litigation accrual by $0.1 million. At September 30, 2011, the $1.2 million liability represents the write-down of FLRX’s investment in its subsidiaries to zero.

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

In 1989, the Predecessor Company paid an advance deposit to acquire buildings/common areas on a resort owned by it in Europe. The seller of the property subsequently raised promissory notes in favor of two other entities (the “Mansilla Companies”) which the Company believes are related to the seller. Having asserted that the seller had breached its obligations by failing to honor the promissory notes, the Mansilla Companies then obtained a charge against the buildings forming the subject matter of the 1989 agreement. In 1994, the Predecessor Company filed two sets of civil proceedings against the seller and the Mansilla Companies opposing the charge based on its belief that the seller had agreed to transfer ownership to the Predecessor Company in accordance with the 1989 sales agreement. The Predecessor Company also commenced criminal proceedings against the owner and officers of the seller. These criminal proceedings concluded without a conviction despite the Predecessor Company’s unequivocal belief that the promissory notes between the seller and the Mansilla companies had been falsified and had not been executed by the seller. The rulings in both cases were affirmed on appeal. Both cases have now been concluded. The Company remains in occupation of the premises, which occupation has not been challenged by the new owners who allegedly acquired the property at auction. The Company intends to acquire the property by adverse possession after the passage of the time as required by law. The property has not been reflected as an asset on the condensed consolidated balance sheets. In 2005, the Company recorded the remaining balance of the purchase price as a legal expense and accrued liability due to the uncertainty of the outcome. The accrued liability balance of $1.0 million and $0.9 million is included in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.

The Company has entered into contracts with individual contractors and certain key management employees that specify severance payments upon termination of the contracts.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In October 2011, the HOA of one of the Company’s managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.8 million is owed by the Company. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. Since the announcement of the water intrusion assessment, the Company has received a number of complaints from the affected VOI owners regarding the assessment and related disclosures concerning the potential for the assessment, and some of these complaints have threatened litigation, including the pursuit of one or more class action lawsuits against the Company. Because no litigation has been filed regarding the water intrusion assessment to date, we are unable to determine the nature or strength of potential claims or the strength of the Company’s defenses to such claims. See also Note 24 – Subsequent Events.

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

As of September 30, 2011 and December 31, 2010, the Company’s derivative instruments were the only financial assets and liabilities that were measured at fair value on a recurring basis. See Note 12—Borrowings for further details.

The swap derivative instruments and the cap derivative instruments as of December 31, 2010 were valued internally due to the immateriality of the balances based on cash flow models that discount the future cash flows based on a discount rate that factors in a credit risk premium and the volatility of forward rates. These instruments were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the effects of the changes in the mark-to-market valuations of the derivative instruments (in thousands):

Derivative Liabilities
Balance at December 31, 2010	$79
Total change in fair value as a reduction to interest expense	(79)

Balance at September 30, 2011	$—

At September 30, 2011, the mortgages and contracts receivable had a balance of $297.1 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages to apply to the mortgage and contract population. The Company evaluates other factors such as the credit scores of the individual customers, economic conditions, industry trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent closing of the Company’s securitization transaction on April 27, 2011. See Note 12—Borrowings for further details.

At September 30, 2011, all of the Company’s securitization notes and 2008 conduit facility are classified as Level 2 since they are either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities.

At September 30, 2011, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan had an aggregate balance of $160.2 million, net of unamortized original issue discount, in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The DROT 2011 Notes were issued on April 27, 2011, the Quorum Facility was issued in April 2010, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, and the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011.

At September 30, 2011, the DROT 2011 Notes (net of unamortized original issue discount) had an aggregate balance of $55.9 million. The fair value of the DROT 2011 Notes was determined to be $55.7 million based on a valuation performed by an investment banking firm.

At September 30, 2011, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $92.4 million. The fair value of the DROT 2009 Notes was determined to be $99.1 million based on a valuation performed by an investment banking firm.

The borrowings under the senior secured notes are classified as Level 2 as they are actively traded on the open market. At September 30, 2011, the fair value of the senior secured notes was $398.4 million based on its quoted price of 93.8.

The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Guggenheim Loan and the Tempus Inventory Loan was $1.7 million as of September 30, 2011. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.

In accordance with ASC 820-10, the Company also applied the provisions of fair value measurement to various non-recurring measurements for the Company’s financial and non-financial assets and liabilities and recorded the impairment charges, which were immaterial for the quarters ended September 30, 2011 and 2010. The Company’s non-financial assets consist of property and equipment, which are recorded at cost, net of depreciation unless impaired, and assets held for sale, which are recorded at the lower of cost or their estimated fair value less costs to sell.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 18—Common and Preferred Units

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

The Company applied the guidance enumerated in ASC 480-10, “Distinguishing Liabilities from Equity,” when determining the classification and measurement of preferred stock. In addition, the Company classified the $62.4 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control. Furthermore, the preferred units had a priority return of 17.0% per annum, compounded quarterly, as well as a redemption preference with respect to the common equity securities.

In accordance with ASC 480-10, the Company was required to record the redemption premiums and accrete for the priority returns periodically as it was probable that the preferred units would be redeemed by the Company. Both the redemption premiums and the priority returns were recorded as an increase to accumulated deficits and a corresponding increase to redeemable preferred units in temporary member capital.

On June 17, 2010, the Company and the Investor entered into a redemption agreement whereby the Company redeemed 70.67 common units and 333.33 preferred units for $25 million on the same date and 108.63 common units and 666.67 preferred units for $50 million on August 13, 2010. Upon these redemptions, the recorded value of the equity investment, including the accumulated priority returns and redemption premiums, totaled $111.7 million. The difference between the recorded value and the $75 million that was paid to the Investor was recorded as a credit to the accumulated deficit account in the accompanying condensed consolidated balance sheet.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In accordance with ASC 480-10, the Company was required to record the redemption premiums and accrete for the priority returns periodically as it was probable that the preferred units would be redeemed by the Company. Both the redemption premiums and the priority returns were recorded as an increase to accumulated deficits and a corresponding increase to redeemable preferred units in temporary member capital.

Prior to any distributions to the common unit holders, the holders of the preferred units were entitled to receive from the Company the product of (a) an amount equal to the sum of (i) such holder’s contribution with respect to the preferred units reduced by any distributions to such holders, and (ii) accrued but unpaid distributions of priority returns, and (b) the relevant redemption premiums based on the date of redemption. Once the sum of any unpaid priority returns and the unreturned contributions with respect to the preferred units was reduced to zero, the preferred units would have been deemed cancelled. The balance, if any, would have been distributed to the common unit holders on a pro rata basis.

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

For the nine months ended September 30, 2010, the Company recorded $2.9 million in costs related to the issuance of preferred units, which are recorded under accumulated deficits in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2011, the Company recorded $0.1 million in costs related to the issuance of the preferred units, which are recorded under accumulated deficits in the accompanying condensed consolidated balance sheets. In addition, the Company paid $4.5 million in costs related to the issuance of the common units, which are netted against the proceeds received from the issuance of the common units and recorded under member capital in the accompanying condensed consolidated balance sheets.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 19—Business Combinations

On August 31, 2010, ILXA acquired a majority of the assets of ILX Resorts, Inc. for an aggregate cash purchase price of $30.7 million with $2.5 million in cash payments and the remainder in borrowings. The ILX Acquisition added ten additional resorts and more than 25,000 owners to the Diamond Resorts family. These assets complement Diamond Resorts’ existing resort network and are expected to increase the Company’s value proposition to its owner base. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See Note 12—Borrowings for additional details. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price based on the final appraisal. The acquisition resulted in no goodwill or gain from business combinations due to the fact the fair value of assets acquired and liabilities assumed equals the purchase price.

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

	Based on Preliminary Appraisal as Previously Reported	Adjustments Recorded During the Quarter Ended March 31, 2011	Based on Final Appraisal
Consideration:
Cash	$30,722	$—	$30,722

Fair value of total consideration transferred	$30,722	$—	$30,722

Recognized amounts of identifiable assets and liabilities assumed as of August 31, 2010:
Cash in escrow and restricted cash	$54	$—	$54
Mortgages and contracts receivable	9,802	(1,660)	8,142
Prepaid expenses and other assets	365	(31)	334
Unsold Vacation Interests	10,100	—	10,100
Property and equipment	5,705	1,679	7,384
Intangible assets	8,850	(100)	8,750

Total assets	34,876	(112)	34,764
Current liabilities	4,154	(112)	4,042

Total identifiable net assets	$30,722	$—	$30,722

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Acquired ILX intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as Previously Reported	Adjustments Recorded During the Quarter Ended March 31, 2011	Based on Final Appraisal
Member relationships	10	$1,100	$(100)	$1,000
Management contracts	5	7,120	—	7,120
Trade name	5	600	—	600
Domain name	5	30	—	30

Total acquired intangible assets		$8,850	$(100)	$8,750

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

On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition with $104.9 million in borrowings. The Tempus Resorts Acquisition added two additional resorts and more than 44,000 owners to the Diamond Resorts family. These assets complement Diamond Resorts’ existing resort network and are expected to increase the Company’s value proposition to its owner base.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Each of Tempus Acquisition, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose, unrestricted subsidiaries of the Company. Neither the Company nor any of its other subsidiaries has guaranteed, or is a party to, the Tempus Guggenheim Loan, the Tempus Receivables Loan or the Mystic Dunes Loan.

The Company accounted for this acquisition under the purchase method in accordance with ASC 805, “Business Combinations” (“ASC 805”). As of September 30, 2011, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary appraisal (in thousands). The Company recorded $34.2 million in gain on bargain purchase from business combinations in accordance with ASC 805-30-25 due to the fact that the assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.

Based on Preliminary Appraisal
Consideration:
Cash	$104,915

Fair value of total consideration transferred	$104,915

Recognized amounts of identifiable assets and liabilities assumed as of July 1, 2011:
Cash and cash equivalents acquired	$2,517
Cash in escrow and restricted cash	2,912
Prepaid expenses and other assets	1,423
Due from related parties, net	4
Other receivables, net	2,444
Mortgages and contracts receivable	70,496
Unsold Vacation Interests	22,745
Property and equipment	19,544
Intangible assets	24,889

Total assets	146,974
Liabilities assumed	7,876

Total identifiable net assets	$139,098

Gain on bargain purchase from business combination	$34,183

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Acquired Tempus intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management Contract—Mystic Dunes	15	$13,780
Amenity Fee Agreements	17.5	8,709
Member relationships	3	2,070
Management Contract—Dunes Village	15	330

Total acquired intangible assets		$24,889

The Tempus Resorts Acquisition contributed $11.2 million of revenue and $31.8 million of net income, which includes $34.2 million of gain on bargain purchase, from the acquisition date through September 30, 2011. These amounts are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

The following table presents unaudited consolidated pro forma financial information as if the closing of the Tempus Resorts Acquisition had occurred on January 1, 2010 for purposes of the financial information presented for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$107,450	$109,880	$304,702	$320,233
Net income (loss)	$3,421	$(2,511)	$(2,372)	$(5,172)

The historical unaudited consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results of the Company and Tempus Acquisition.

The unaudited pro forma results have been adjusted with respect to certain aspects of the Tempus Resorts Acquisition to reflect:

•	the consummation of the acquisition;

•	changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting therefrom;

•	additional indebtedness, including, but not limited to, debt issuance costs and interest expense, incurred in connection with the acquisition;

•	the removal of legal and professional fees incurred in connection with the Tempus Resorts Acquisition;

•

the removal of Tempus reorganization items relating to the impairment of assets that were not acquired and professional fees related to the bankruptcy proceedings, which do not relate to continuing operations; and

•	the removal of the gain on bargain purchase from business combination.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Tempus Resorts Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain one-time charges the Company expects to incur in connection with the acquisitions, including, but not limited to, charges that are expected to achieve ongoing cost savings and synergies.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Information about the Company’s operations in different business segments is as follows:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT

For the three months ended September 30, 2011 and 2010

(In thousands)

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$60,228	$—	$60,228	$—	$56,515	$—	$56,515
Provision for uncollectible Vacation Interest sales revenue	—	(4,516)	—	(4,516)	—	(2,051)	—	(2,051)

Vacation Interest, net	—	55,712	—	55,712	—	54,464	—	54,464
Management, member and other services	26,266	3,221	—	29,487	22,959	2,661	—	25,620
Consolidated resort operations	7,601	—	—	7,601	6,563	—	—	6,563
Interest	—	12,966	1,684	14,650	—	9,839	37	9,876

Total revenues	33,867	71,899	1,684	107,450	29,522	66,964	37	96,523

Costs and Expenses:
Vacation Interest cost of sales	—	1,854	—	1,854	—	11,765	—	11,765
Advertising, sales and marketing	—	34,488	—	34,488	—	30,321	—	30,321
Vacation Interest carrying cost, net	—	4,156	—	4,156	—	6,693	—	6,693
Management, member and other services	6,603	562	—	7,165	5,042	280	—	5,322
Consolidated resort operations	6,620	—	—	6,620	5,520	—	—	5,520
Loan portfolio	290	2,459	—	2,749	255	2,363	—	2,618
General and administrative	—	—	21,074	21,074	—	—	18,326	18,326
Depreciation and amortization	—	—	3,853	3,853	—	—	3,451	3,451
Interest	—	5,649	16,453	22,102	—	4,371	13,085	17,456
Loss on extinguishment of debt	—	—	—	—	—	—	1,081	1,081
Impairments and other write-offs	7	—	686	693	—	—	9	9
Gain on disposal of assets	—	—	(76)	(76)	—	—	(289)	(289)
Gain on bargain purchase from business combination	—	—	(34,183)	(34,183)	—	—	—	—

Total costs and expenses	13,520	49,168	7,807	70,495	10,817	55,793	35,663	102,273

Income (loss) before benefit for income taxes	20,347	22,731	(6,123)	36,955	18,705	11,171	(35,626)	(5,750)
Benefit for income taxes	—	—	(646)	(646)	—	—	(1,994)	(1,994)

Net income (loss)	$20,347	$22,731	$(5,477)	$37,601	$18,705	$11,171	$(33,632)	$(3,756)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT

For the nine months ended September 30, 2011 and 2010

(In thousands)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$154,631	$—	$154,631	$—	$158,833	$—	$158,833
Provision for uncollectible Vacation Interest sales revenue	—	(11,259)	—	(11,259)	—	(2,919)	—	(2,919)

Vacation Interest, net	—	143,372	—	143,372	—	155,914	—	155,914
Management, member and other services	81,144	8,184	—	89,328	67,879	8,281	—	76,160
Consolidated resort operations	21,789	—	—	21,789	20,057	—	—	20,057
Interest	—	31,679	2,601	34,280	—	29,288	75	29,363

Total revenues	102,933	183,235	2,601	288,769	87,936	193,483	75	281,494

Costs and Expenses:
Vacation Interest cost of sales	—	(3,760)	—	(3,760)	—	33,630	—	33,630
Advertising, sales and marketing	—	96,121	—	96,121	—	83,585	—	83,585
Vacation Interest carrying cost, net	—	20,063	—	20,063	—	20,875	—	20,875
Management, member and other services	18,155	1,304	—	19,459	16,224	1,272	—	17,496
Consolidated resort operations	19,894	—	—	19,894	18,045	—	—	18,045
Loan portfolio	729	7,177	—	7,906	771	7,077	—	7,848
General and administrative	—	—	58,797	58,797	—	—	50,218	50,218
Depreciation and amortization	—	—	10,165	10,165	—	—	8,899	8,899
Interest	—	14,082	46,300	60,382	—	13,907	34,959	48,866
Loss on extinguishment of debt	—	—	—	—	—	—	1,081	1,081
Impairments and other write-offs	7	—	1,009	1,016	—	—	989	989
Gain on disposal of assets	—	—	(448)	(448)	—	—	(1,049)	(1,049)
Gain on bargain purchase from business combination	—	—	(34,183)	(34,183)	—	—	—	—

Total costs and expenses	38,785	134,987	81,640	255,412	35,040	160,346	95,097	290,483

Income (loss) before benefit for income taxes	64,148	48,248	(79,039)	33,357	52,896	33,137	(95,022)	(8,989)

Benefit for income taxes	—	—	(64)	(64)	—	—	(569)	(569)

Net income (loss)	$64,148	$48,248	$(78,975)	$33,421	$52,896	$33,137	$(94,453)	$(8,420)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 21—Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Unrestricted Subsidiaries” for purposes of the 2010 Note Indenture; and (2) the Company and all of its other subsidiaries. As of September 30, 2011 and December 31, 2010, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, and Tempus Acquisition and its subsidiaries. For purposes of the 2010 Note Indenture, the financial position, results of operations, and statements of cash flow of Unrestricted Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the senior secured notes. Accordingly, management believes that the following presentation is helpful to current and potential investors in the senior secured notes as well as others.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011 and December 31, 2010

(In thousands)

	September 30, 2011 (Unaudited)				December 31, 2010 (Audited)
	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$16,627	$2,757	$—	$19,384	$27,163	$166	$—	$27,329
Cash in escrow and restricted cash	31,271	1,154	—	32,425	29,868	180	—	30,048
Mortgages and contracts receivable, net of allowance of $47,639, $33,547, $0, $81,186, $51,551, $3,600, $0 and $55,151, respectively	225,361	71,729	(6)	297,084	236,846	8,454	(13)	245,287
Due from related parties, net	24,638	1,248	—	25,886	20,789	223	(54)	20,958
Other receivables, net	15,891	9,593	(633)	24,851	31,650	4,330	—	35,980
Income tax receivable	27	356	(356)	27	10	—	—	10
Prepaid expenses and other assets, net	57,476	6,419	(1,214)	62,681	45,260	2,662	(1,674)	46,248
Unsold Vacation Interests, net	212,957	35,028	(1,540)	246,445	180,464	10,100	—	190,564
Property and equipment, net	27,106	26,101	—	53,207	23,468	5,629	—	29,097
Assets held for sale	5,730	—	—	5,730	9,517	—	—	9,517
Intangible assets, net	34,871	31,332	—	66,203	37,411	8,302	—	45,713

Total assets	$651,955	$185,717	$(3,749)	$833,923	$642,446	$40,046	$(1,741)	$680,751

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$10,553	$704	$—	$11,257	$7,409	$246	$—	$7,655
Due to related parties, net	40,386	36,364	(7,378)	69,372	29,197	13,724	(6,670)	36,251
Accrued liabilities	55,195	3,747	(1,867)	57,075	62,367	6,853	(1,687)	67,533
Income taxes payable	3,448	—	(356)	3,092	3,936	—	—	3,936
Deferred revenues	44,747	2,218	—	46,965	67,706	—	—	67,706
Senior secured notes, net of original issue discount of $9,672, $0, $0, $9,672, $10,278, $0, $0 and $10,278, respectively	415,328	—	—	415,328	414,722	—	—	414,722
Securitization notes and conduit facility, net	182,645	76,194	—	258,839	176,551	10,292	—	186,843
Derivative liabilities	—	—	—	—	79	—	—	79
Notes payable	1,485	64,105	—	65,590	1,432	21,841	—	23,273

Total liabilities	753,787	183,332	(9,601)	927,518	763,399	52,956	(8,357)	807,998

Redeemable preferred units	—	—	—	—	84,502	—	—	84,502

Member capital	152,294	9,675	(9,675)	152,294	7,335	9,675	(9,675)	7,335
Accumulated deficit	(236,229)	(6,606)	14,876	(227,959)	(195,044)	(22,197)	15,903	(201,338)
Accumulated other comprehensive loss	(17,897)	(684)	651	(17,930)	(17,746)	(388)	388	(17,746)

Total member capital (deficit)	(101,832)	2,385	5,852	(93,595)	(205,455)	(12,910)	6,616	(211,749)

Total liabilities and member capital (deficit)	$651,955	$185,717	$(3,749)	$833,923	$642,446	$40,046	$(1,741)	$680,751

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010

(In thousands)

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$57,537	$2,691	$—	$60,228	$56,515	$—	$—	$56,515
Provision for uncollectible Vacation Interest sales revenue	(4,417)	(99)	—	(4,516)	(2,051)	—	—	(2,051)

Vacation Interest, net	53,120	2,592	—	55,712	54,464	—	—	54,464
Management, member and other services	30,476	3,927	(4,916)	29,487	25,615	288	(283)	25,620
Consolidated resort operations	7,228	979	(606)	7,601	6,454	109	—	6,563
Interest	10,561	4,089	—	14,650	9,544	332	—	9,876

Total revenues	101,385	11,587	(5,522)	107,450	96,077	729	(283)	96,523

Costs and Expenses:
Vacation Interest cost of sales	1,728	126	—	1,854	11,765	—	—	11,765
Advertising, sales and marketing	33,350	1,321	(183)	34,488	30,290	31	—	30,321
Vacation Interest carrying cost, net	3,600	731	(175)	4,156	6,868	(175)	—	6,693
Management, member and other services	7,221	3,246	(3,302)	7,165	5,322	283	(283)	5,322
Consolidated resort operations	5,658	962	—	6,620	5,438	82	—	5,520
Loan portfolio	2,501	593	(345)	2,749	2,568	50	—	2,618
General and administrative	16,480	4,561	33	21,074	16,156	2,170	—	18,326
Depreciation and amortization	2,395	1,458	—	3,853	3,277	174	—	3,451
Interest	17,054	5,048	—	22,102	16,704	752	—	17,456
Loss on extinguishment of debt	—	—	—	—	1,081	—	—	1,081
Impairments and other write-offs	681	12	—	693	9	—	—	9
(Gain) loss on disposal of assets	(232)	156	—	(76)	(289)	—	—	(289)
Gain on bargain purchase from business combination	—	(34,183)	—	(34,183)	—	—	—	—

Total costs and expenses	90,436	(15,969)	(3,972)	70,495	99,189	3,367	(283)	102,273

Income (loss) before benefit for income taxes	10,949	27,556	(1,550)	36,955	(3,112)	(2,638)	—	(5,750)
Benefit for income taxes	(499)	(147)	—	(646)	(1,994)	—	—	(1,994)

Net income (loss)	$11,448	$27,703	$(1,550)	$37,601	$(1,118)	$(2,638)	$—	$(3,756)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2011 and 2010

(In thousands)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$149,496	$5,134	$1	$154,631	$158,833	$—	$—	$158,833
Provision for uncollectible Vacation Interest sales revenue	(11,088)	(171)	—	(11,259)	(2,919)	—	—	(2,919)

Vacation Interest, net	138,408	4,963	1	143,372	155,914	—	—	155,914
Management, member and other services	91,083	5,707	(7,462)	89,328	76,155	288	(283)	76,160
Consolidated resort operations	21,024	1,371	(606)	21,789	19,948	109	—	20,057
Interest	29,294	4,986	—	34,280	29,029	334	—	29,363

Total revenues	279,809	17,027	(8,067)	288,769	281,046	731	(283)	281,494

Costs and Expenses:
Vacation Interest cost of sales	(3,995)	235	—	(3,760)	33,630	—	—	33,630
Advertising, sales and marketing	93,446	3,032	(357)	96,121	83,554	31	—	83,585
Vacation Interest carrying cost, net	17,245	3,362	(544)	20,063	21,050	(175)	—	20,875
Management, member and other services	18,383	6,460	(5,384)	19,459	17,496	283	(283)	17,496
Consolidated resort operations	18,440	1,454	—	19,894	17,963	82	—	18,045
Loan portfolio	7,508	743	(345)	7,906	7,798	50	—	7,848
General and administrative	48,278	10,417	102	58,797	47,260	2,958	—	50,218
Depreciation and amortization	7,663	2,502	—	10,165	8,725	174	—	8,899
Interest	52,918	7,464	—	60,382	48,114	752	—	48,866
Loss on extinguishment of debt	—	—	—	—	1,081	—	—	1,081
Impairments and other write-offs	994	22	—	1,016	989	—	—	989
(Gain) loss on disposal of assets	(732)	284	—	(448)	(1,049)	—	—	(1,049)
Gain on bargain purchase from business combination	—	(34,183)	—	(34,183)	—	—	—	—

Total costs and expenses	260,148	1,792	(6,528)	255,412	286,611	4,155	(283)	290,483

Income (loss) before provision (benefit) for income taxes	19,661	15,235	(1,539)	33,357	(5,565)	(3,424)	—	(8,989)
Provision (benefit) for income taxes	292	(356)	—	(64)	(569)	—	—	(569)

Net income (loss)	$19,369	$15,591	$(1,539)	$33,421	$(4,996)	$(3,424)	$—	$(8,420)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2011 and 2010

(In thousands)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Operating Activities:
Net income (loss)	$19,369	$15,591	$(1,539)	$33,421	$(4,996)	$(3,424)	$—	$(8,420)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	11,088	171	—	11,259	2,919	—	—	2,919
Amortization of capitalized financing costs and original issue discounts	4,550	194	—	4,744	2,211	—	—	2,211
Amortization of capitalized loan origination costs and portfolio discount	1,797	204	—	2,001	1,457	7	—	1,464
Depreciation and amortization	7,662	2,503	—	10,165	8,725	174	—	8,899
Loss on extinguishment of debt	—	—	—	—	1,081	—	—	1,081
Impairments and other write-offs	994	22	—	1,016	989	—	—	989
(Gain) loss on disposal of assets	(732)	284	—	(448)	(1,049)	—	—	(1,049)
Gain on bargain purchase from business combination	—	(34,183)	—	(34,183)	—	—	—	—
Deferred income taxes	—	—	—	—	114	—	—	114
Loss on foreign currency exchange	13	—	—	13	24	—	—	24
Gain on mortgage repurchase	(158)	—	—	(158)	(171)	—	—	(171)
Unrealized gain on derivative instruments	(79)	—	—	(79)	(237)	—	—	(237)
Gain on insurance settlement	(3,535)	—	—	(3,535)	—	—	—	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(1,456)	5,186	(7)	3,723	10,379	456	(7)	10,828
Due from related parties, net	(3,560)	(943)	(54)	(4,557)	2,890	3,280	46	6,216
Other receivables, net	14,976	665	633	16,274	21,113	(351)	—	20,762
Prepaid expenses and other assets, net	(12,624)	(1,082)	(498)	(14,204)	(10,973)	(35)	—	(11,008)
Unsold Vacation Interests, net	(30,186)	(2,183)	1,540	(30,829)	8,325	—	—	8,325
Accounts payable	3,076	84	—	3,160	(1,875)	24	—	(1,851)
Due to related parties, net	16,264	19,703	105	36,072	4,882	2,250	(39)	7,093
Accrued liabilities	(7,333)	(3,116)	(180)	(10,629)	7,730	433	—	8,163
Income taxes payable	(533)	(356)	—	(889)	2,207	—	—	2,207
Deferred revenues	(23,064)	(1,690)	—	(24,754)	(16,970)	—	—	(16,970)

Net cash (used in) provided by operating activities	(3,471)	1,054	—	(2,417)	38,775	2,814	—	41,589

Investing activities:
Property and equipment capital expenditures	(5,003)	(121)	—	(5,124)	(3,806)	(25)	—	(3,831)
Purchase of assets from ILX Resorts, Inc.	—	—	—	—	—	(30,722)	—	(30,722)
Purchase of assets from Tempus Resorts International, net of $0, $2,517, $0, $2,517, $0, $0, $0, $0 cash acquired	—	(102,398)	—	(102,398)	—	—	—	—
Disbursement of Tempus Acquisition note receivable	—	(3,493)	—	(3,493)	—	—	—	—
Proceeds from sale of assets	1,948	1	—	1,949	1,459	—	—	1,459

Net cash used in investing activities	$(3,055)	$(106,011)	$—	$(109,066)	$(2,347)	$(30,747)	$—	$(33,094)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — Continued

Nine months ended September 30, 2011 and 2010

(In thousands)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(1,395)	$1,938	$—	$543	$934	$(21)	$—	$913
Proceeds from issuance of senior secured notes, net of original issue discount of $0, $0, $0, $0, $10,570, $0, $0, $10,570	—	—	—	—	414,430	—	—	414,430
Proceeds from issuance of secured notes and conduit facility	102,502	78,662	—	181,164	22,043	11,870	—	33,913
Proceeds from issuance of notes payable	—	44,678	—	44,678	—	17,513	—	17,513
Payments on securitization notes and conduit facility	(96,635)	(8,615)	—	(105,250)	(55,626)	(474)	—	(56,100)
Payments on line of credit agreements	—	—	—	—	(397,609)	—	—	(397,609)
Payments on notes payable	(6,114)	(7,544)	—	(13,658)	(6,521)	—	—	(6,521)
Payments of debt issuance costs	(2,844)	(1,571)	—	(4,415)	(18,016)	(428)	—	(18,444)
Proceeds from equity investment	146,651	—	—	146,651	75,000	—	—	75,000
Repurchase of a portion of outstanding warrants	(16,598)	—	—	(16,598)	—	—	—	—
Repurchase a portion of outstanding common units	(16,352)	—	—	(16,352)	—	—	—	—
Repurchase of redeemable preferred units	(108,701)	—	—	(108,701)	—	—	—	—
Repurchase of equity previously held by another minority institutional investor	—	—	—	—	(75,000)	—	—	(75,000)
Payments of costs related to issuance of common and preferred units	(4,585)	—	—	(4,585)	(2,915)	—	—	(2,915)
Payments for derivative instrument	—	—	—	—	(71)	—	—	(71)

Net cash (used in) provided by financing activities	(4,071)	107,548	—	103,477	(43,351)	28,460	—	(14,891)

Net (decrease) increase in cash and cash equivalents	(10,597)	2,591	—	(8,006)	(6,923)	527	—	(6,396)
Effect of changes in exchange rates on cash and cash equivalents	61	—	—	61	(49)	—	—	(49)
Cash and cash equivalents, beginning of period	27,163	166	—	27,329	17,186	—	—	17,186

Cash and cash equivalents, end of period	$16,627	$2,757	$—	$19,384	$10,214	$527	$—	$10,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$62,947	$4,275	$—	$67,222	$40,046	$7	$—	$40,053

Cash paid for taxes, net of cash refunds	$684	$—	$—	$684	$(2,917)	$—	$—	$(2,917)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums (adjustments) on preferred units	$8,412	$—	$—	$8,412	$(22,372)	$—	$—	$(22,372)

Insurance premiums financed through issuance of note payable	$6,141	$—	$—	$6,141	$6,052	$—	$—	$6,052

Assets held for sale reclassified to unsold vacation interests	$2,994	$—	$—	$2,994	$—	$—	$—	$—

Purchase of assets from Tempus Resorts International and ILX Resorts, Inc., respectively:
Fair value of assets acquired	$—	$146,974	$—	$146,974	$—	$34,626	$—	$34,626
Goodwill recognized	—	—	—	—	—	696	—	696
Gain on bargain purchase recognized	—	(34,183)	—	(34,183)	—	—	—	—
Cash paid	—	(104,915)	—	(104,915)	—	(30,722)	—	(30,722)

Liabilities assumed	$—	$7,876	$—	$7,876	$—	$4,600	$—	$4,600

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 22—Geographic Financial Information

The Company conducts its Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. The Company’s North America operations include the Company’s branded resorts in the continental United States, Hawaii, Mexico and the Caribbean, and the Company’s Europe operations include the Company’s branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta and France. The following table reflects total revenue and assets by geographic area for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
North America	$94,468	$84,208	$255,494	$247,905
Europe	12,982	12,315	33,275	33,589

Total Revenues	$107,450	$96,523	$288,769	$281,494

	As of September 30, 2011	As of December 31, 2010
Mortgages and contracts receivable, net
North America	$295,763	$244,541
Europe	1,321	746

Total mortgages and contracts receivable, net	$297,084	$245,287

Unsold Vacation Interest, net
North America	$223,837	$174,642
Europe	22,608	15,922

Total unsold Vacation Interest, net	$246,445	$190,564

Property and equipment, net
North America	$48,393	$24,248
Europe	4,814	4,849

Total property and equipment, net	$53,207	$29,097

Intangible assets, net
North America	$61,784	$40,926
Europe	4,419	4,787

Total intangible assets, net	$66,203	$45,713

Total long-term assets, net
North America	$629,777	$484,357
Europe	33,162	26,304

Total long-term assets, net	$662,939	$510,661

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 23—Impairments and other write-offs

During the nine months ended September 30, 2011, the Company wrote down the value of certain assets held for sale in its European operations by $0.6 million to reflect their net realizable value and recorded $0.2 million write-off of costs related to a sales and marketing project that was no longer viable and $0.2 million in impairments of various other assets. During the nine months ended September 30, 2010, the Company recorded a $0.9 million write-down on a receivable related to an HOA management contract that the Company terminated.

Note 24—Subsequent Events

On October 14, 2011, the Company entered into an amended and restated 2008 conduit facility with a maturity date of April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of eligible loans.

On October 24, 2011, DPM Acquisition, LLC (“DPM”), an unrestricted subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”) with Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. (collectively, the “Sellers”), pursuant to which DPM has agreed to purchase certain real estate and timeshare related assets (collectively, the “Assets”), subject to the terms and conditions contained therein. The Sellers are debtors in a Chapter 11 case before the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”). The acquisition is subject to the approval of the Bankruptcy Court, the receipt of superior offers and certain other conditions.

Under the terms of the Agreement, DPM has agreed to acquire the Assets from the Sellers for $49.3 million in cash (subject to certain adjustments), plus the assumption of specified liabilities related to the Assets. Assuming approval is obtained from the Bankruptcy Court and all conditions have been satisfied, the Company anticipates closing the acquisition in the first quarter of 2012 if the Company is the successful bidder.

The Company is unable to include any pro forma financial statements in connection with the contemplated Pacific Monarch acquisition as the Company is still in the process of obtaining audited financial statements and an initial valuation report from a third party valuation firm.

In October 2011, the Company was levied a $9.8 million water intrusion assessment related to the intervals and points equivalent owned by the Company at a resort managed by the Company to cover the costs required to repair water intrusion damage. The water intrusion assessment will be recorded as Vacation Interest carrying cost during the quarter ending December 31, 2011. This assessment is payable in annual installments over the next five years.

As more fully described in Note 16, on November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. An FLRX is considering a motion for reconsideration to the Court of Appeals and/or a petition for review with the State Supreme Court.

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

Overview

We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 418,000 families and a network of 214 destinations located in 28 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club; and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of those interests.

Management is pursuing growth strategies to increase fee-based revenues while remaining consistent with our capital-light business model. A key strategy is the acquisition of complementary resorts and associated management contracts using special-purpose subsidiaries financed on a non-recourse basis. The ILX Acquisition completed in August 2010, the Tempus Resorts Acquisition completed in July 2011, and the acquisition of Pacific Monarch Resorts that is anticipated to close during the first quarter of 2012 (subject to the approval of the Bankruptcy Court) reflect this strategy. The ILX and Tempus acquisitions have provided us with an additional 12 resorts to offer to our member base, additional management contracts, incremental VOI inventory to market and sell, and consumer loan portfolios to manage. In addition, these transactions have added new VOI owners to whom we can market products and services. Both of these transactions were effected through special purpose, unrestricted subsidiaries, and funded by financial partners on a fully non-recourse basis. We believe that this structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage. In addition, we have recently entered into agreements with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis, without any ownership interest in the operator or capital outlay. We continue to pursue transactions of this nature, although there can be no assurance that we will be successful in identifying and closing such transactions.

In response to the 2008 credit crisis and resulting economic contraction, we implemented a number of steps to reduce our sales pace and accordingly we re-sized our sales and marketing organization to improve efficiencies and to drive consumers toward cash sales. As the credit markets have begun to stabilize, we have taken steps to rebuild and restructure our sales and marketing organization to capture additional revenue opportunities while improving efficiencies and overall member satisfaction while maintaining our high consumer credit standards. These steps included reorganizing the sales and marketing leadership team, revising sales training programs and compensation arrangements, and restructuring sales incentive programs to generate incremental tour flow, increase average sales price per transaction and drive high credit quality financed sales. The impact of these efforts, which began for the most part in late 2010 and early 2011, is not fully reflected in our Vacation Interest sales results, although much of the expense associated with these efforts is already reflected in our cost structure.

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

The mortgages we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, and on July 1, 2011 in connection with the Tempus Resorts Acquisition are accounted for separately as an acquired pool of loans. Any discount or premium associated with this pool of loans is amortized using an amortization method that approximates the effective interest method.

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

For the three months ended September 30, 2011 and September 30, 2010, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $8.4 million and $0.3 million, respectively, which were primarily the result of an increase in the estimated sales price per point and a decrease in the average inventory cost per point related to recoveries. This resulted in Vacation Interest cost of sales of $1.9 million for the quarter ended September 30, 2011, compared to $11.8 million for the quarter ended September 30, 2010.

For the nine months ended September 30, 2011 and September 30, 2010, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $32.9 million and $1.9 million, respectively, for the same reasons. This resulted in a credit of $3.8 million in Vacation Interest cost of sales for the nine months ended September 30, 2011, compared to a $33.6 million expense for the nine months ended September 30, 2010.

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

Key Revenue and Expense Items

Vacation Interest sales revenue, Net. Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, and from the sale of intervals, which provide the right to vacation at a particular resort for a specified length of time, net of the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer’s FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since October 1, 2007, we have sold VOIs primarily in the form of points. All of our Vacation Interest sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.

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

•

Other services revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs; (ii) reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation; (iii) closing costs on sales of VOIs; (iv) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; (v) late/impound fees assessed on delinquent consumer loans; and (vi) commissions received under the sales and marketing fee-for-service arrangement with a third party. Revenues associated with items (i) and (ii) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (iii), (iv), (v) and (vi) above are allocated to our Vacation Interest Sales and Financing business segment.

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

To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of sampler programs and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, sampler programs and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of our European sampler product, which is three years in duration and is treated as Vacation Interest sales revenue. Vacation interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.

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

Other services expenses include certain sales incentives given to customers as motivation to purchase a VOI and costs incurred under the sales and marketing fee-for-service arrangement with a third party. These incentives are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.

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

Factors That May Affect Our Future Financial Presentation

We intend to pursue opportunities to grow fee-based revenue in the following three areas: (i) assuming the management of resorts from operators facing financial distress; (ii) managing the sales and marketing of VOIs and consumer loans from these operators or financial institutions; and (iii) servicing the consumer loan portfolios. We intend to structure these opportunities in a manner consistent with our capital-light business model, including through the acquisition of assets by special purpose entities. Examples of this strategy are our completed acquisition of ILX and Tempus and our contemplated acquisition of Pacific Monarch Resorts. Both the ILX and Tempus transactions were structured such that we now hold certain of ILX’s and Tempus’ assets and have assumed related ILX and Tempus liabilities through special purpose entities. Each of the respective lenders of the ILX and Tempus indebtedness assumed by the respective special purpose entity has recourse only to those ILX or Tempus assets that were acquired. Although the Company and its consolidated subsidiaries have not assumed the indebtedness of any of the ILX or the Tempus special purpose entities, each such entity is deemed an unrestricted subsidiary for purposes of the indenture governing the notes, U.S. GAAP requires that we consolidate such non- recourse liabilities on our financial statements for financial reporting purposes. We intend to pursue other transactions that may use similar special purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. In that circumstance, our future condensed consolidated financial statements may reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements included elsewhere in this quarterly report. See Note 21—Condensed Consolidating Financial Statements included elsewhere in this quarterly report for additional information.

In addition, on July 8, 2011, we became a SEC reporting company and are subject to certain SEC regulations, including various provisions of the Sarbanes-Oxley Act of 2002. Our compliance with these regulations has required us to incur additional legal, accounting and information technology expense related to the enhancement of accounting and internal control systems. We have also been required to hire additional employees to ensure that we have appropriate staffing for ongoing compliance with these requirements.

Presentation of Certain Financial Metrics

We define Adjusted EBITDA as our net income (loss) before provision (benefit) for income taxes, plus: (i) corporate interest expense; (ii) depreciation and amortization; (iii) Vacation Interest cost of sales; (iv) loss on extinguishment of debt; (v) impairments and other noncash write-offs; (vi) gain or loss on the disposal of assets; (vii) gain on bargain purchase from business combinations; (viii) amortization of loan origination costs; and (ix) amortization of portfolio discount; less non-cash revenue outside the ordinary course of business. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) before benefit for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Income (loss) before benefit for income taxes	$36,955	$(5,750)	$33,357	$(8,989)
Plus: Corporate interest expense(a)	16,453	13,085	46,300	34,960
Depreciation and amortization(b)	3,853	3,451	10,165	8,899
Vacation interest cost of sales(c)	1,854	11,765	(3,760)	33,630
Loss on extinguishment of debt(b)	—	1,081	—	1,081
Impairments and other write-offs(b)	693	9	1,016	989
Gain on the disposal of assets(b)	(76)	(289)	(448)	(1,049)
Gain on bargain purchase from business combinations(b)	(34,183)	—	(34,183)	—
Amortization of loan origination costs(b)	718	889	2,026	2,567
Amortization of portfolio discount(b)	138	(113)	(25)	(355)

Adjusted EBITDA - Consolidated(d)	$26,405	$24,128	$54,448	$71,733

Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries(d)	29,667	25,937	66,787	74,328
Adjusted EBITDA - Unrestricted Subsidiaries(d)	(1,712)	(1,809)	(10,800)	(2,595)
Adjusted EBITDA - Intercompany elimination(d)	(1,550)	—	(1,539)	—

(a)	Excludes interest expense related to non-recourse indebtedness incurred by our special purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.
(c)	We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management’s new estimates. Small changes in any of the numerous assumptions in the model can have a significant financial statement impact as ASC 978 requires a retroactive adjustment back to the time of the Sunterra Corporation acquisition in the current period. Much like depreciation or amortization, for us, Vacation Interest cost of sales is essentially a non-cash expense item.
(d)	For purposes of certain covenants governing the senior secured notes, our financial performance, including Adjusted EBITDA, is measured with reference to us and our Restricted Subsidiaries, and the performance of Unrestricted Subsidiaries is not considered. Therefore, we believe that this presentation of Adjusted EBITDA provides helpful information to investors in the senior secured notes.

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

Results of Operations

The following table sets forth our results of operations for the specified periods.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

(In thousands)

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$60,228	$—	$60,228	$—	$56,515	$—	$56,515
Provision for uncollectible Vacation Interest sales revenue	—	(4,516)	—	(4,516)	—	(2,051)	—	(2,051)

Vacation Interest, net	—	55,712	—	55,712	—	54,464	—	54,464
Management, member and other services	26,266	3,221	—	29,487	22,959	2,661	—	25,620
Consolidated resort operations	7,601	—	—	7,601	6,563	—	—	6,563
Interest	—	12,966	1,684	14,650	—	9,839	37	9,876

Total revenues	33,867	71,899	1,684	107,450	29,522	66,964	37	96,523

Costs and Expenses:
Vacation Interest cost of sales	—	1,854	—	1,854	—	11,765	—	11,765
Advertising, sales and marketing	—	34,488	—	34,488	—	30,321	—	30,321
Vacation Interest carrying cost, net	—	4,156	—	4,156	—	6,693	—	6,693
Management, member and other services	6,603	562	—	7,165	5,042	280	—	5,322
Consolidated resort operations	6,620	—	—	6,620	5,520	—	—	5,520
Loan portfolio	290	2,459	—	2,749	255	2,363	—	2,618
General and administrative	—	—	21,074	21,074	—	—	18,326	18,326
Depreciation and amortization	—	—	3,853	3,853	—	—	3,451	3,451
Interest	—	5,649	16,453	22,102	—	4,371	13,085	17,456
Loss on extinguishment of debt	—	—	—	—	—	—	1,081	1,081
Impairments and other write-offs	7	—	686	693	—	—	9	9
Gain on disposal of assets	—	—	(76)	(76)	—	—	(289)	(289)
Gain on bargain purchase from business combination	—	—	(34,183)	(34,183)	—	—	—	—

Total costs and expenses	13,520	49,168	7,807	70,495	10,817	55,793	35,663	102,273

Income (loss) before benefit for income taxes	20,347	22,731	(6,123)	36,955	18,705	11,171	(35,626)	(5,750)
Benefit for income taxes	—	—	(646)	(646)	—	—	(1,994)	(1,994)

Net income (loss)	$20,347	$22,731	$(5,477)	$37,601	$18,705	$11,171	$(33,632)	$(3,756)

Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries				$29,667				$25,937
Adjusted EBITDA - Unrestricted Subsidiaries				(1,712)				(1,809)
Adjusted EBITDA - Intercompany Elimination				(1,550)				—

Adjusted EBITDA - Consolidated				$26,405				$24,128

Revenues

Total revenues increased by $11.0 million, or 11.3%, to $107.5 million for the three months ended September 30, 2011 from $96.5 million for the three months ended September 30, 2010. Total revenues in our Hospitality and Management Services segment increased $4.4 million, or 14.7%, to $33.9 million for the three months ended September 30, 2011 from $29.5 million for the three months ended September 30, 2010, due to higher management, member and other services revenue and consolidated resort operations revenue. Total revenues in our Vacation Interest Sales and Financing segment increased $4.9 million, or 7.4%, to $71.9 million for the three months ended September 30, 2011 from $67.0 million for the three months ended September 30, 2010. The increase was mostly attributable to the increase in Vacation Interest, net and interest revenue. Revenues in our corporate and other segment increased $1.6 million, or 4,451.4%, to $1.7 million for the three months ended September 30, 2011 from $0.04 million for the three months ended September 30, 2010.

Vacation Interest, Net. Vacation interest, net, in our Vacation Interest Sales and Financing segment increased $1.2 million, or 2.3%, to $55.7 million for the three months ended September 30, 2011 from $54.5 million for the three months ended September 30, 2010. The increase in Vacation Interest, net was attributable to a $3.7 million increase in Vacation Interest sales revenue, offset by a $2.4 million increase in our provision for uncollectible Vacation Interest sales revenue.

The $3.7 million increase in Vacation Interest sales revenue was primarily due to a higher average VOI sale price per transaction partially offset by a decline in the number of Vacation Interest transactions and closing percentage. Vacation Interest sales revenue was also boosted by the revenue contribution from our ILX sales center, which commenced in March 2011, and our Tempus sales center, which commenced in July 2011. Our total number of tours increased to 40,299 for the three months ended September 30, 2011 from 36,459 for the three months ended September 30, 2010, primarily as a result of our expansion of certain marketing programs. The tour conversion programs we have implemented have not yet achieved target efficiency levels as we are completing changes to our training platform and sales personnel. We closed a total of 5,845 VOI sales transactions during the three months ended September 30, 2011, compared to 6,076 transactions during the three months ended September 30, 2010. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 14.5% in the three months ended September 30, 2011 from 16.7% in the three months ended September 30, 2010. These decreases were due to reduced sales efficiencies at certain sales centers, continued sales resistance of our consumers due to ongoing economic uncertainty and an increase in marketing programs designed to attract new customers which was expected to reduce our closing percentage. Our average VOI sale price per transaction increased to $10,623 for the three months ended September 30, 2011 from $9,370 for the three months ended September 30, 2010 due to the focus of selling larger point packages and an increase to our pricing model.

As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.5% for the three months ended September 30, 2011, compared to 1.7% for the three months ended September 30, 2010. This decrease was primarily due to a reduction of certain sales incentives given in our European operations.

Provision for uncollectible Vacation Interest sales revenue increased $2.4 million, or 120.2%, to $4.5 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010. This increase was mainly due to changes in estimates based on the current performance of our consumer loan receivable portfolio, the increase in Vacation Interest sales revenue and an increase in the percentage of financed sales. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 7.5% for the three months ended September 30, 2011 from 3.6% for the three months ended September 30, 2010. The provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue for the three months ended September 30, 2011 follows our typical trending. The provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue for the three months ended September 30, 2010 was unusually low due to changes in estimates during that period.

Management, Member and Other Services. Total management, member and other services revenue increased $3.9 million, or 15.1%, to $29.5 million for the three months ended September 30, 2011 from $25.6 million for the three months ended September 30, 2010.

Management, member and other services revenue in our Hospitality and Management Services segment increased $3.3 million, or 14.4%, to $26.3 million for the three months ended September 30, 2011 from $23.0 million for the three months ended September 30, 2010. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements as well as the addition of managed properties from the ILX Acquisition and the Tempus Resorts Acquisition. In addition, we entered into a sales and marketing fee-for-service arrangement with a third party, which began to generate commission revenue during the second quarter of 2011.

Management, member and other services revenue in our Vacation Interest Sales and Financing segment increased $0.5 million, or 21.0%, to $3.2 million for the three months ended September 30, 2011 from $2.7 million for the three months ended September 30, 2010. Non-cash incentives increased $0.2 million, or 138.9%, to $0.4 million for the three months ended September 30, 2011 from $0.2 million for the three months ended September 30, 2010. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.7% for the three months ended September 30, 2011, compared to 0.3% for the three months ended September 30, 2010.

Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.0 million, or 15.8%, to $7.6 million for the three months ended September 30, 2011 from $6.6 million for the three months ended September 30, 2010. The increase was primarily due to the addition of the ILX and the Tempus resorts and increased maintenance fee revenue in our St. Maarten resorts to recover prior year fund deficits.

Interest Revenue. Interest revenue increased $4.8 million, or 48.3%, to $14.7 million for the three months ended September 30, 2011 from $9.9 million for the three months ended September 30, 2010. This increase was primarily due to the addition of portfolios acquired as part of the ILX Acquisition and the Tempus Resorts Acquisition and interest earned on an income tax refund recorded in our European operations during the three months ended September 30, 2011.

Costs and Expenses

Total costs and expenses decreased $31.8 million, or 31.1%, to $70.5 million for the three months ended September 30, 2011 from $102.3 million for the three months ended September 30, 2010. Excluding gain on bargain purchase from business combination (as discussed below), total costs and expenses increased $2.4 million, or 2.4%, to $104.7 million for the three months ended September 30, 2011 from $102.3 million for the three months ended September 30, 2010.

Vacation Interest Cost of Sales. Vacation interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $9.9 million, or 84.2%, to $1.9 million for the three months ended September 30, 2011 from $11.8 million for the three months ended September 30, 2010. This decrease was mainly due to a reduction of $8.4 million under the relative sales value model recorded during the three months ended September 30, 2011 as compared to a reduction of $0.3 million recorded during the three months ended September 30, 2010. The reduction under the relative sales value model was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs, and a decrease in the average inventory cost per point related to recoveries. Projected sales price per point is one of the multiple estimates used in the model discussed in “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales.” Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 3.1% for the three months ended September 30, 2011, compared to 20.8% for the three months ended September 30, 2010.

Advertising, Sales and Marketing. Advertising, sales and marketing (ASM) costs increased $4.2 million, or 13.7%, to $34.5 million for the three months ended September 30, 2011 from $30.3 million for the three months ended September 30, 2010. As a percentage of Vacation Interest sales revenue, ASM costs were 57.3% for the three months ended September 30, 2011, compared to 53.7% for the three months ended September 30, 2010. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs, direct marketing costs incurred to generate additional tour flow, and revisions to sales commission and other compensation structures.

Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost decreased $2.5 million, or 37.9%, to $4.2 million for the three months ended September 30, 2011 from $6.7 million for the three months ended September 30, 2010, primarily due to an increase in rental revenue, which reduces carrying costs, resulting from the

ILX Acquisition and the Tempus Resorts Acquisition and more occupied room nights on a same-store basis. This was partially offset by an increase in maintenance fees related to the ILX Acquisition and the Tempus Resorts Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults on a same-store basis.

Management, Member and Other Services Expense. Management, member and other services expense as a percentage of management, member and other services revenue increased to 24.3% for the three months ended September 30, 2011 from 20.8% for the three months ended September 30, 2010. The increase was primarily due to costs incurred under a sales and marketing fee-for-service arrangement with a third party, which began during the second quarter of 2011, partially offset by an increase in the allocation of certain resort management expenses to the HOAs that we manage.

Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased to 87.1% the three months ended September 30, 2011 from 84.1% for the three months ended September 30, 2010. The increase is primarily due to the addition of ILX and Tempus resort-level operations.

Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 5.0%, to $2.7 million for the three months ended September 30, 2011 from $2.6 million for the three months ended September 30, 2010.

General and Administrative Expense. General and administrative expense increased $2.8 million, or 15.0%, to $21.1 million for the three months ended September 30, 2011 from $18.3 million for the three months ended September 30, 2010. This increase was primarily attributable to higher payroll and related expense and legal and professional fees associated with enhancements in internal controls and preparations for our becoming subject to SEC reporting obligations due to the registration of the senior secured notes. In addition, we incurred legal and professional fees related to the Tempus transaction and certain pending acquisitions in the three months ended September 30, 2011 and hired additional staff after the ILX and Tempus Resorts acquisitions were completed in August 2010 and July 2011, respectively, and incurred various office-related expenses associated with the additional staff. These increases were partially offset by an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs that we manage, thereby reducing our corporate-level general and administrative expense.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 11.6%, to $3.9 million for the three months ended September 30, 2011 from $3.5 million for the three months ended September 30, 2010. This increase was primarily attributable to the depreciation and amortization associated with the ILX and Tempus assets acquired in August 2010 and July 2011, respectively, partially offset by a reduction in the amortization of the intangible assets acquired in connection with the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.

Interest Expense. Interest expense increased $4.6 million, or 26.6%, to $22.1 million for the three months ended September 30, 2011 from $17.5 million for the three months ended September 30, 2010. Non-cash interest expense for the three months ended September 30, 2011 was higher compared to the three months ended September 30, 2010. Higher debt issuance cost amortization and original issue discount amortization for the three months ended September 30, 2011 resulting from the issuance of the senior secured notes in August 2010, DROT 2011 in April 2011 and additional loans assumed in connection with the Tempus Resorts Acquisition in July 2011 was partially offset by the elimination of paid-in-kind interest on our second lien facility due to the extinguishment of the second lien facility. After removing these non-cash interest items, interest expense totaled $19.9 million for the three months ended September 30, 2011, and $15.9 million for the three months ended September 30, 2010. This increase was primarily related to the higher interest rates on the outstanding debt balances resulting from our issuance of the senior secured notes and loans issued in connection with the ILX Acquisition in August 2010 and the Tempus Resorts Acquisition in July 2011 as compared to the first and second lien facilities.

Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was zero for the three months ended September 30, 2011 compared to $1.1 million the three months ended September 30, 2010. On August 13, 2010, we completed our offering of $425 million of our senior secured notes. The proceeds from the senior secured notes were used primarily to repay all of the outstanding indebtedness under our existing revolving line of credit and first and second lien facilities. The write-off of the capitalized debt issuance costs related to these credit facilities resulted in a $1.1 million loss on extinguishment of debt for the three months ended September 30, 2010.

Impairments and Other Write-offs. Impairments and other write-offs increased $0.7 million to $0.7 million for the three months ended September 30, 2011 from $0.01 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we wrote down the value of certain assets held for sale in our European operations by $0.6 million to reflect their net realizable value.

Gain on bargain purchase from business combination. Gain on bargain purchase from business combination was $34.2 million for the three months ended September 30, 2011 as the fair value of the assets acquired in the Tempus Resorts Acquisition net of the liabilities assumed exceeds the purchase price. The assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

(In thousands)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$154,631	$—	$154,631	$—	$158,833	$—	$158,833
Provision for uncollectible Vacation Interest sales revenue	—	(11,259)	—	(11,259)	—	(2,919)	—	(2,919)

Vacation Interest, net	—	143,372	—	143,372	—	155,914	—	155,914
Management, member and other services	81,144	8,184	—	89,328	67,879	8,281	—	76,160
Consolidated resort operations	21,789	—	—	21,789	20,057	—	—	20,057
Interest	—	31,679	2,601	34,280	—	29,288	75	29,363

Total revenues	102,933	183,235	2,601	288,769	87,936	193,483	75	281,494

Costs and Expenses:
Vacation Interest cost of sales	—	(3,760)	—	(3,760)	—	33,630	—	33,630
Advertising, sales and marketing	—	96,121	—	96,121	—	83,585	—	83,585
Vacation Interest carrying cost, net	—	20,063	—	20,063	—	20,875	—	20,875
Management, member and other services	18,155	1,304	—	19,459	16,224	1,272	—	17,496
Consolidated resort operations	19,894	—	—	19,894	18,045	—	—	18,045
Loan portfolio	729	7,177	—	7,906	771	7,077	—	7,848
General and administrative	—	—	58,797	58,797	—	—	50,218	50,218
Depreciation and amortization	—	—	10,165	10,165	—	—	8,899	8,899
Interest	—	14,082	46,300	60,382	—	13,907	34,959	48,866
Loss on extinguishment of debt	—	—	—	—	—	—	1,081	1,081
Impairments and other write-offs	7	—	1,009	1,016	—	—	989	989
Gain on disposal of assets	—	—	(448)	(448)	—	—	(1,049)	(1,049)
Gain on bargain purchase from business combination	—	—	(34,183)	(34,183)	—	—	—	—

Total costs and expenses	38,785	134,987	81,640	255,412	35,040	160,346	95,097	290,483

Income (loss) before benefit for income taxes	64,148	48,248	(79,039)	33,357	52,896	33,137	(95,022)	(8,989)
Benefit for income taxes	—	—	(64)	(64)	—	—	(569)	(569)

Net income (loss)	$64,148	$48,248	$(78,975)	$33,421	$52,896	$33,137	$(94,453)	$(8,420)

Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries				$66,787				$74,328
Adjusted EBITDA - Unrestricted Subsidiaries				(10,800)				(2,595)
Adjusted EBITDA - Intercompany Elimination				(1,539)				—

Adjusted EBITDA - Consolidated				$54,448				$71,733

Revenues

Total revenues increased by $7.3 million, or 2.6%, to $288.8 million for the nine months ended September 30, 2011 from $281.5 million for the nine months ended September 30, 2010. Total revenues in our Hospitality and Management Services segment increased $15.0 million, or 17.1%, to $102.9 million for the nine months ended September 30, 2011 from $87.9 million for the nine months ended September 30, 2010, primarily due to higher management, member and other services revenue and consolidated resort operations revenue. Revenues in our corporate and other segment increased $2.5 million, or 3,368.0%, to $2.6 million for the nine months ended September 30, 2011 from $0.1 million for the nine months ended September 30, 2010. Total revenues in our Vacation Interest Sales and Financing segment decreased $10.3 million, or 5.3%, to $183.2 million for the nine months ended September 30, 2011 from $193.5 million for the nine months ended September 30, 2010. The decrease was mostly attributable to the decline in Vacation Interest, net, partially offset by the increase in the interest revenue.

Vacation Interest, Net. Vacation interest, net, in our Vacation Interest Sales and Financing segment decreased $12.5 million, or 8.0%, to $143.4 million for the nine months ended September 30, 2011 from $155.9 million for the nine months ended September 30, 2010. The decrease in Vacation Interest, net was attributable to a $4.2 million decrease in Vacation Interest sales revenue, and an $8.3 million increase in our provision for uncollectible Vacation Interest sales revenue.

The $4.2 million decline in Vacation Interest sales revenue was primarily due to a decline in the number of Vacation Interest transactions and closing percentage, partially offset by an increase in our average VOI sale price per transaction and a decrease in sales incentives. The decrease in Vacation Interest sales revenue was partially offset by the revenue contribution from our ILX sales center, which commenced in March 2011, and our Tempus sales center, which commenced in July 2011. Our total number of tours increased to 107,152 for the nine months ended September 30, 2011 from 96,611 for the nine months ended September 30, 2010, primarily as a result of our expansion of certain marketing programs. The tour conversion programs we have implemented have not yet achieved target efficiency levels as we are completing changes to our training platform and sales personnel. We closed a total of 15,255 VOI sales transactions during the nine months ended September 30, 2011, compared to 16,801 transactions during the nine months ended September 30, 2010. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 14.2% in the nine months ended September 30, 2011 from 17.4% in the nine months ended September 30, 2010. These decreases were due to reduced sales efficiencies at certain sales centers, continued sales resistance of our consumers due to ongoing economic uncertainty and an increase in marketing programs designed to attract new customers which was expected to reduce our closing percentage. Our average VOI sale price per transaction increased to $10,383 for the nine months ended September 30, 2011 from $9,544 for the nine months ended September 30, 2010 due to the focus of selling larger point packages and an increase to our pricing model.

As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.5% for the nine months ended September 30, 2011, compared to 1.9% for the nine months ended September 30, 2010. This decrease was primarily due to a reduction of certain sales incentives given in our European operations.

Provision for uncollectible Vacation Interest sales revenue increased $8.4 million, or 285.7%, to $11.3 million for the nine months ended September 30, 2011 from $2.9 million for the nine months ended September 30, 2010. This increase was mostly due to changes in estimates based on the current performance of our consumer loan receivable portfolio, the increase in Vacation Interest sales revenue and an increase in the percentage of financed sales. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 7.3% for the nine months ended September 30, 2011 from 1.8% for the nine months ended September 30, 2010. The provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue for the nine months ended September 30, 2011 follows our typical trending. The provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue for the nine months ended September 30, 2010 was unusually low due to changes in estimates during that period.

Management, Member and Other Services. Total management, member and other services revenue increased $13.1 million, or 17.3%, to $89.3 million for the nine months ended September 30, 2011 from $76.2 million for the nine months ended September 30, 2010.

Management, member and other services revenue in our Hospitality and Management Services segment increased $13.2 million, or 19.5%, to $81.1 million for the nine months ended September 30, 2011 from $67.9 million for the nine months ended September 30, 2010. During the quarter ended March 31, 2011, we recorded $5.2 million in insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts. In addition, management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements as well as the addition of managed properties from the ILX Acquisition and the Tempus Resorts Acquisition. We also experienced higher club revenues due to a higher member count in THE Club as well as increased membership dues in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Furthermore, we entered into a sales and marketing fee-for-service arrangement with a third party, which began to generate commission revenue during the second quarter of 2011.

Management, member and other services revenue in our Vacation Interest Sales and Financing segment decreased $0.1 million, or 1.2%, to $8.2 million for the nine months ended September 30, 2011 from $8.3 million for the nine months ended September 30, 2010.

Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.7 million, or 8.6%, to $21.8 million for the nine months ended September 30, 2011 from $20.1 million for the nine months ended September 30, 2010. The increase was primarily due to the addition of the ILX and the Tempus resorts and increased maintenance fee revenue in our St. Maarten resorts to recover prior year fund deficits.

Interest Revenue. Interest revenue increased $4.9 million, or 16.7%, to $34.3 million for the nine months ended September 30, 2011 from $29.4 million for the nine months ended September 30, 2010. This increase was primarily due to the addition of portfolios acquired as part of the ILX and Tempus acquisitions and interest earned on an income tax refund recorded in our European operations during the nine months ended September 30, 2011, partially offset by lower interest revenue due to a reduction in our loan portfolios.

Costs and Expenses

Total costs and expenses decreased $35.1 million, or 12.1%, to $255.4 million for the nine months ended September 30, 2011 from $290.5 million for the nine months ended September 30, 2010. Excluding gain on bargain purchase from business combination (as discussed below), total costs and expenses decreased $0.9 million, or 0.3%, to $289.6 million for the nine months ended September 30, 2011 from $290.5 million for the nine months ended September 30, 2010.

Vacation Interest Cost of Sales. Vacation interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $37.4 million, or 111.2%, to a $3.8 million credit for the nine months ended September 30, 2011 from $33.6 million expense for the nine months ended September 30, 2010. This decrease was mainly due to a reduction of $32.9 million under the relative sales value model recorded during the nine months ended September 30, 2011 as compared to a reduction of $1.9 million recorded during the nine months ended September 30, 2010. The reduction under the relative sales value model was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs, and a decrease in the average inventory cost per point related to recoveries. Projected sales price per point is one of the multiple estimates used in the model discussed in “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales.”

In addition, the decline in the volume of VOI sales for the nine months ended September 30, 2011 relative to the nine months ended September 30, 2010 contributed to the decrease in Vacation Interest cost of sales. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was (2.4)% for the nine months ended September 30, 2011, compared to 21.7% for the nine months ended September 30, 2010.

Advertising, Sales and Marketing. Advertising, sales and marketing (ASM) costs increased $12.5 million, or 15.0%, to $96.1 million for the nine months ended September 30, 2011 from $83.6 million for the nine months ended September 30, 2010. As a percentage of Vacation Interest sales revenue, ASM costs were 62.2% for the nine months ended September 30, 2011, compared to 54.1% for the nine months ended September 30, 2010. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs, direct marketing costs incurred to generate additional tour flow, and revisions to sales commission and other compensation structures.

Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost decreased $0.8 million, or 3.9%, to $20.1 million for the nine months ended September 30, 2011 from $20.9 million for the nine months ended September 30, 2010, primarily due to an increase in rental revenue, which reduces carrying costs, resulting from the ILX Acquisition and the Tempus Resorts Acquisition and more occupied room nights on a same-store basis. This was partially offset by an increase in maintenance fees related to the ILX Acquisition and the Tempus Resorts Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults on a same-store basis.

Management, Member and Other Services Expense. Management, member and other services expense as a percentage of management, member and other services revenue decreased to 21.8% for the nine months ended September 30, 2011 from 23.0% for the nine months ended September 30, 2010. The decrease was primarily due to an increase in the allocation of certain resort management expenses to the HOAs that we manage, thereby reducing our management, member and other services expense.

Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased to 91.3% for the nine months ended September 30, 2011 from 90.0% for the nine months ended September 30, 2010. The increase is primarily due to the addition of ILX and Tempus resort-level operations.

Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 0.7%, to $7.9 million for the nine months ended September 30, 2011 from $7.8 million for the nine months ended September 30, 2010.

General and Administrative Expense. General and administrative expense increased $8.6 million, or 17.1%, to $58.8 million for the nine months ended September 30, 2011 from $50.2 million for the nine months ended September 30, 2010. This increase was primarily attributable to higher payroll and related expense and legal and professional fees associated with enhancements in internal controls and preparations for our becoming subject to SEC reporting obligations due to the registration of the senior secured notes. In addition, we incurred legal and professional fees related to the Tempus transaction and certain pending acquisitions in the nine months ended September 30, 2011 and hired additional staff after the ILX Acquisition and the Tempus Resorts Acquisition were completed in August 2010 and July 2011, respectively, and incurred various office-related expenses associated with the additional staff. These increases were partially offset by an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs that we manage, thereby reducing our corporate-level general and administrative expense.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 14.2%, to $10.2 million for the nine months ended September 30, 2011 from $8.9 million for the nine months ended September 30, 2010. This increase was primarily attributable to the depreciation and amortization associated with the ILX and Tempus assets acquired in August 2010 and July 2011, respectively, partially offset by a reduction in the amortization of the intangible assets acquired in connection with the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.

Interest Expense. Interest expense increased $11.5 million, or 23.6%, to $60.4 million for the nine months ended September 30, 2011 from $48.9 million for the nine months ended September 30, 2010. Non-cash interest expense was higher for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Higher debt issuance cost amortization and original issue discount amortization for the nine months ended September 30, 2011 resulting from the issuance of the senior secured notes in August 2010, DROT 2011 in April 2011 and additional loans assumed in connection with the Tempus Resorts Acquisition in July 2011 was partially offset by the elimination of paid-in-kind interest on our second lien facility due to the extinguishment of the second lien facility. After removing these non-cash interest items, interest expense totaled $55.0 million for the nine months ended September 30, 2011, and $44.0 million for the nine months ended September 30, 2010. This increase was primarily related to the higher interest rates on the outstanding debt balances resulting from our issuance of the senior secured notes and loans issued in connection with the ILX Acquisition in August 2010 and the Tempus Resorts Acquisition in July 2011 as compared to the first and second lien facilities.

Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was zero for the nine months ended September 30, 2011 compared to $1.1 million the nine months ended September 30, 2010. On August 13, 2010, we completed our offering of $425 million of our senior secured notes. The proceeds from the senior secured notes were used primarily to repay all of the outstanding indebtedness under our existing revolving line of credit and first and second lien facilities. The write-off of the capitalized debt issuance costs related to these credit facilities resulted in a $1.1 million loss on extinguishment of debt for the nine months ended September 30, 2010.

Impairments and Other Write-offs. Impairments and other write-offs was $1.0 million for both the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

Gain on bargain purchase from business combination. Gain on bargain purchase from business combination was $34.2 million for the nine months ended September 30, 2011 as the fair value of the assets acquired in the Tempus Resorts Acquisition net of the liabilities assumed exceeds the purchase price. The assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.

Liquidity and Capital Resources

Overview. Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer’s minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our conduit facilities.

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

On October 14, 2011, we entered into an amended and restated 2008 conduit facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of eligible loans.

Although we completed these securitizations and conduit transactions, we may not be successful in completing similar transactions in the future and, if we are unable to continue to participate in securitization transactions on acceptable terms, our liquidity and cash flows would be materially and adversely affected.

We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations.

We spent $1.5 million and $10.3 million to purchase VOI inventory during the nine months ended September 30, 2011 and 2010, respectively. Construction of inventory during the nine months ended September 30, 2011 and 2010 was $0.7 million and $0.3 million, respectively, related to a minor build-out of our Italian property.

We had $19.4 million and $27.3 million in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements during 2011. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.

In October 2011, we were levied a $9.8 million water intrusion assessment related to the intervals and points equivalent that we own at a resort that we manage to cover the costs required to repair water intrusion damage. The water intrusion assessment will be recorded as Vacation Interest carrying cost during the quarter ending December 31, 2011. This assessment is payable in annual installments over the next five years, and we expect to fund these payments from operating cash flows.

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

Cash Flow From Operating Activities. During the nine months ended September 30, 2011, net cash used in operating activities was $2.4 million and was the result of a net income of $33.4 million, non-cash revenues and expenses totaling $(9.2) million and other changes in operating assets and liabilities of $(26.6) million. The significant non-cash revenues and expenses included (i) $10.2 million in depreciation and amortization, (ii) $11.3 million in the provision for uncollectible Vacation Interest sales revenue, (iii) $4.7 million in amortization of capitalized financing costs and original issue discounts, (iv) $2.0 million in amortization of capitalized loan origination costs and portfolio discount, (v) $1.0 million in impairments and other write-offs, offset by (vi) gain from disposal of assets of $0.4 million, (vii) $34.2 million in gain on bargain purchase from business combination related to the Tempus Resorts Acquisition and (viii) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the nine months ended September 30, 2011.

During the nine months ended September 30, 2010, net cash provided by operating activities was $41.6 million and was the result of a net loss of $8.4 million, non-cash expenses totaling $16.2 million and other changes in operating assets and liabilities of $33.8 million. The significant non-cash expenses included (i) $8.9 million in depreciation and amortization, (ii) $2.9 million in the provision for uncollectible vacation interest sales revenue, (iii) $2.2 million in amortization of capitalized deferred loan and contract origination costs, (iv) $1.5 million in amortization of capitalized financing costs, and (v) $1.1 million loss on extinguishment of debt, (vi) $1.0 million in impairments and other write-offs, offset by (vii) $1.0 million in gain on disposal of assets and (viii) $0.2 million in unrealized gain on derivative instruments.

Cash Flow From Investing Activities. During the nine months ended September 30, 2011, net cash used in investing activities was $109.1 million, comprised of (i) $5.1 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, (ii) $102.4 million used in connection with the Tempus Resorts Acquisition (net of $2.5 million of cash acquired), (iii) $3.5 million issuance of Tempus Note Receivable, offset by (iv) $2.0 million in proceeds from the sale of assets in our European operations.

During the nine months ended September 30, 2010, net cash used in investing activities was $33.1 million, comprised of $30.7 million used in connection with the ILX Acquisition, $3.8 million used to purchase furniture, fixtures, computer software and equipment, offset by $1.5 million in proceeds from the sale of assets in our European operations.

Cash Flow From Financing Activities. During the nine months ended September 30, 2011, net cash provided by financing activities was $103.5 million. Cash provided by financing activities consisted of (i) $181.2 million from the issuance of debt under our securitization notes and conduit facility, (ii) $44.7 million in notes payable, (iii) $146.7 million in equity investment received from new investors, and (iv) a $0.5 million decrease in cash in escrow and restricted cash. These amounts were offset by cash used in financing activities consisting of (i) $105.3 million on our securitizations and conduit facility, (ii) $13.7 million on notes payable, (iii) $4.4 million of debt issuance costs, (iv) $16.6 million to purchase a portion of our outstanding stock warrants, (v) $16.4 million to repurchase a portion of common units, (vi) $108.7 million to redeem all previously-issued preferred units, and (vii) $4.6 million in costs related to preferred and common units issued.

During the nine months ended September 30, 2010, net cash used in financing activities was $14.9 million. Cash used in financing activities consisted of net payments of (i) $397.6 million on our first lien, second lien and revolving credit facility, (ii) $56.1 million on our securitizations and 2008 conduit facility, (iii) $6.5 million on notes payable, (iv) $18.4 million of debt issuance costs, (v) $75.0 million to repurchase equity previously held by another minority institutional investor, and (vi) $2.9 million in payments related to the 2010 equity recapitalization. These amounts were offset by cash generated from financing activities of (i) $414.4 million from our issuance of the senior secured notes, (ii) $33.9 million from the issuance of debt under our securitization notes and conduit facility, (iii) $17.5 million of issuance of other long-term debt, (iv) $75.0 million in equity investment from new investors, and (v) $0.9 million due to a decrease in cash in escrow and restricted cash.

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

Conduit Facilities, 2009 Securitization and 2011 Securitization. On November 3, 2008, we entered into agreements for our 2008 conduit facility, pursuant to which we issued secured VOI receivable backed variable funding notes designated Diamond Resorts Issuer 2008 LLC, Variable Funding Notes (the “2008 Funding Notes”), in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million, and $64.6 million on March 27, 2009, October 15, 2009, and August 31, 2010, respectively. On October 14, 2011, we entered into an amended and restated 2008 conduit facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of eligible loans.

The 2008 conduit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.5 to 1.0 on each measurement date.

The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2011, our interest coverage ratio was 1.76. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2011, our leverage ratio was 4.84. Covenants in the 2008 conduit facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10 million through December 31, 2010 and must exceed $15 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of September 30, 2011, our unrestricted cash and cash equivalents under the Restricted Subsidiaries was $16.6 million. As of September 30, 2011, we were in compliance with all of these covenants.

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

On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under our 2008 conduit facility, to pay down approximately $7 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby. During the period from April 28 to September 30, 2011, we borrowed $14.3 million, net of repayments, under the 2008 Conduit Facility.

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

Quorum Facility. Our subsidiary DRI Quorum entered into a Loan Sale and Security Agreement (the “LSSA”), dated as of April 30, 2010 with Quorum Federal Credit Union (“Quorum”), as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture (the “Quorum Facility”) where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. At September 30, 2011, the weighted average purchase price payment was 88.3% of the obligor loan amount and the weighted average program purchase fee was 7.0%. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to us as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP.

Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On November 23, 2010, Tempus Acquisition, one of our wholly-owned subsidiaries, entered into the Tempus Acquisition Loan with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. The Tempus Acquisition Loan was a revolving loan facility with a maximum principal amount of $8 million, the proceeds of which were used exclusively for the following purposes: (i) to provide Tempus Acquisition, LLC with funds to lend to Tempus Resorts International, Ltd. and certain of its affiliates, pursuant to a debtor-in-possession financing order entered by the United States Bankruptcy Court for the Middle District of Florida (“DIP Financing” or “Tempus Note Receivable”), for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing; and (ii) to provide $1.5 million for the “Deposit,” as defined and provided in the Agreement for Purchase and Sale of Assets to purchase certain assets of Tempus Resorts International, Ltd. and its affiliates.

The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the “Tempus Resorts Acquisition”).

On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. An aggregate of $7.5 million of the Tempus Guggenheim Loan was used by Tempus Acquisition to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Guggenheim Loan (the “Mystic Dunes Loan”). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.

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

Each of Tempus Acquisition, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose, unrestricted subsidiaries.

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

Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in December 2011 and January 2012, and carry an interest rate of 3.1% per annum.

The following table presents selected information on our borrowings as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011				December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Maturity		Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/18		$425,000
Original issue discount related to Senior Secured Notes	(9,672)				(10,278)
Diamond Resorts Owners Trust Series 2009-1	93,066	9.5%	3/20/26		121,843
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(704)				(899)
Tempus Receivables Loan	68,280	10.0%	7/1/15		—
Diamond Resorts Owners Trust Series 2011-1	56,285	4.0%	3/20/23		—
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(415)				—
Tempus Guggenheim Loan	38,361	18.0%	6/30/15		—
ILXA Inventory Loan	21,762	7.5%	8/31/15		18,541
Quorum Facility	20,117	7.0%	4/30/12		12,942
2008 Conduit Facility	14,294	5.5%	10/31/11	*	39,467
ILXA Receivables Loan	7,916	10.0%	8/31/15		10,292
Tempus Inventory Loan	3,798	7.5%	6/30/16		—
Notes payable-insurance policies	1,422	3.1%	Various		1,366
Notes payable-other	247	7.2%	Various		66
Tempus Acquisition Loan	—	N/A	N/A		3,300
Polo Towers Lines of Credit	—	N/A	N/A		2,060
Polo Towers Securitization Notes Payable	—	N/A	N/A		1,138

Total borrowings	$739,757				$624,838

*	This was subsequently amended to April 12, 2013.

Future Capital Requirements. A substantial amount of our indebtedness is non-recourse, including the DROT 2011-1 Notes, the DROT 2009 Notes, the 2008 conduit facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan and the Tempus Loans. Our securitizations represent debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes. Over the next twelve months, we expect that our cash flows from operations and the borrowings under the conduit facility and under the Quorum Facility will be available to cover the interest payments due under the senior secured notes and fund our operating expenses and other obligations. The 2008 conduit facility was paid in full on April 27, 2011 with the proceeds of the DROT 2011 Notes; however, between April 27, 2011 and September 30, 2011, we borrowed approximately $14.3 million, net of repayments, under the 2008 conduit facility. The 2008 conduit facility is scheduled to mature on April 26, 2013.

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

Off-Balance Sheet Financing Arrangements. As of September 30, 2011, we did not have any off-balance sheet financing arrangements.

Contractual Obligations. Certain contractual obligations are summarized in the Prospectus. As of September 30, 2011, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2010.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820, “Fair Value Measurements and Disclosures” to require entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU No. 2010-06 on January 1, 2011. The adoption did not have a material impact on our condensed consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a SEC reporting company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any SEC reporting company as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted ASU 2010-29 for all business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this update primarily resulted in increased disclosures.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We will adopt ASU 2011-05 as of our interim period ending March 31, 2012. We believe that the adoption of this update will primarily result in increased disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt ASU 2011-08 as of January 1, 2012. We believe that the adoption of this update will not have a material impact on our financial statements.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Diamond Resorts Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

*	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date:	November 14, 2011	By:	/S/ STEPHEN J. CLOOBECK
Stephen J. Cloobeck Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	By:	/S/ DAVID F. PALMER
David F. Palmer President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Diamond Resorts Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

*	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS