Form 10-Q/A
period 2011-09-30
Diamond Resorts Corp
filed 2011-11-15
CIK 1514608

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the common stock of Diamond Resorts Corporation. As of November 15, 2011, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

	PART II. OTHER INFORMATION

Item 6.	Exhibits	3

	Signatures	4

	Index to Exhibits	5

EX-101	Instance Document

EX-101	Schema Document

EX-101	Calculation Linkbase Document

EX-101	Labels Linkbase Document

EX-101	Presentation Linkbase Document

EX-101	Definition Linkbase Document

Explanatory Note

Diamond Resorts Corporation is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 14, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T.

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

PART II – OTHER INFORMATION

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

DIAMOND RESORTS CORPORATION

Date: November 15, 2011	By:	/s/ Stephen J. Cloobeck

Stephen J. Cloobeck Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2011	By:	/s/ David F. Palmer

David F. Palmer

President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Diamond Resorts Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.