Form 10-K
period 2011-12-31
Diamond Resorts Corp
filed 2012-03-30
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-172772
______________________________________
DIAMOND RESORTS CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	95-4582157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10600 West Charleston Boulevard Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip code)

(702) 684-8000
(Registrant's telephone number including area code)
______________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant Section 13 and Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011: Not applicable
There is no public trading market for the common stock of Diamond Resorts Corporation. As of March 29, 2012, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Although we believe that our expectations are based on reasonable assumptions, our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this report as a result of various factors, including, among others:

•	adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including our hospitality management contracts;

•
our ability to maintain a sufficient inventory of vacation ownership interests, which we refer to herein as VOIs or Vacation Interests, for sale to customers without expending significant capital to develop or acquire additional resort properties;

•	our ability to sell, securitize or borrow against the consumer loans that we generate;

•	decreased demand from prospective purchasers of VOIs;

•	declines or disruptions in the travel industry;

•	adverse events or trends in vacation destinations and regions where our resorts are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in Item 1A, “Risk Factors” and elsewhere in this report.
Accordingly, you should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

INDUSTRY AND MARKET DATA
Certain market and industry data included in this report have been obtained from third-party sources that we believe to be reliable, including the American Resort Development Association, or ARDA. Market estimates are calculated by using independent industry publications and other publicly available information in conjunction with our assumptions about our markets. While we are not aware of any misstatements regarding any market, industry or similar data presented herein and we have not independently verified such information, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A, “Risk Factors” in this report.

WHERE YOU CAN FIND MORE INFORMATION
We maintain our principal executive offices at 10600 West Charleston Boulevard, Las Vegas, Nevada 89135, and our telephone number is (702) 684-8000.

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. You can obtain copies of these materials by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov.

ITEM 1.     BUSINESS
Except as otherwise stated or required by context, references in this report to the "Company," "we," "us" and "our" refer to Diamond Resorts Parent, LLC and its subsidiaries, including Diamond Resorts Corporation. All financial information contained in this report is that of Diamond Resorts Parent, LLC.
Company Overview
We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 418,000 owner-families and a network of 219 destinations located in 28 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our resort network includes 71 Diamond Resorts International-branded properties, which we manage, and 144 affiliated resorts and four cruise itineraries, which we do not manage and which do not carry our brand, but are a part of our network and are consequently available for our members to use as vacation destinations.
Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. VOIs represent the right of our customers to stay at one or more of our resorts for a specific length of time on a periodic basis, typically annually.

•
Hospitality and Management Services. We manage 71 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe. We also manage five multi-resort trusts or similar arrangements, which we refer to as our Collections. Each Collection holds real estate in our resort properties underlying the VOIs that we sell. As manager of our branded resorts and our Collections, we provide billing services, account collections, accounting and treasury functions, communications and information technology services. In addition, for our branded resorts we also provide an online reservation system, customer service contact center and rental services, operate the front desks and amenities such as golf courses, food and beverage venues and retail shops, and furnish housekeeping, maintenance and human resources services. Our management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing us with a recurring and stable revenue stream. In addition, we earn recurring fees by operating THE Club, our points-based exchange and member services program that enables our members to vacation at up to 219 destinations within our network.

•
Marketing and Sales of VOIs. We market and sell VOIs in our resort network. We generate sales prospects by utilizing a variety of marketing programs, including targeted mailings, telemarketing, gift certificates, presentations at our resorts targeted to current members, guests and renters, overnight mini-vacation packages and various destination-specific marketing efforts. We close substantially all of our VOI sales following presentations at our sales centers, which we refer to as tours. Currently, we sell our VOIs only in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in our network. In the past, we also sold VOIs in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time, but we no longer sell intervals because we believe that points offer our members greater choice and flexibility in planning their vacations. The number of points required to stay at one of our resorts varies according to the resort, the type and size of accommodation, the season and the length of stay. In 2011, the average cost to purchase points equivalent to a one-week vacation at one of our resorts was $20,072.

•
Consumer Financing of VOIs. We provide loans to eligible customers who purchase VOIs through our U.S. sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI and bear interest at a fixed rate. Our consumer finance servicing operations include underwriting, collection and servicing of our consumer loan portfolio. The liquidity to support our consumer finance program is provided through conduit and securitization financings.

Our Market
There are two primary alternatives in the leisure industry for overnight resort accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging establishments consist generally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis, and to a lesser degree includes rentals of privately owned condominium units or homes. For many vacationers, particularly those with families, the amount of space provided in a hotel or motel room, relative to its cost, is not as economical. Vacation ownership resorts are typically composed of condominium or apartment units that have a kitchen, dining area, living room, one or more bedrooms and common area amenities, such as swimming pools, playgrounds, restaurants and gift shops. Room rates and availability at commercial lodging establishments are subject to periodic change, while much of the cost of a VOI is generally fixed at the time of purchase. Consequently, vacation ownership is an attractive alternative to commercial lodging for many vacationers.
Growth in the vacation ownership industry has been achieved through expansion of existing resort companies as well as the entrance of well-known lodging and entertainment companies, including Disney, Four Seasons, Hilton, Hyatt, Marriott, Starwood and Wyndham, which have developed larger resorts as the vacation ownership resort industry has matured. The industry’s growth, as reflected in the table below, can also be attributed to an increased market acceptance of vacation ownership resorts, enhanced consumer protection laws and the evolution from a product offering a specific week-long stay at a single resort to multi-resort (often points-based) vacation networks, which offer a more flexible vacation experience.
According to American Resort Development Association ("ARDA"), as of December 31, 2010, the U.S. vacation ownership community was comprised of approximately 1,548 resorts representing approximately 197,700 units and an estimated 8.1 million vacation ownership week equivalents. The following table reflects the growth in ownership of VOI week equivalents since 1975:

*    A change in ARDA’s definition of the study population resulted in a decrease in the number of resorts included in the ARDA study from 2004 to 2005, which also resulted in a decrease in the number of vacation ownership week equivalents. This change focused ARDA’s analysis on traditional VOIs, including intervals and points, by removing non-comparable entities such as fractionals, non-equity clubs, private residence clubs and vacation clubs. Prior years were not restated to give effect to this change.
Source: Historical timeshare industry research conducted by Ragatz Associates, American Economic Group and Ernst & Young on behalf of the ARDA International Foundation, as of December 31, 2010.
ARDA reported aggregate VOI sales in 2010 in the United States of $6.4 billion, reflecting an increase of $0.1 billion, or 1.6%, from 2009. ARDA reported aggregate VOI sales in 2009 of $6.3 billion, reflecting a decline of $3.4 billion, or 35%, from 2008. ARDA’s reported aggregate VOI sales in 2008 of $9.7 billion reflected a decline of $0.9 billion, or 8.5%, from 2007. ARDA has attributed this trending to the fact that several of the larger VOI developers intentionally slowed their sales efforts through increased credit score requirements and larger down payment requirements in the face of an overall tighter credit environment. ARDA also concluded that many developers reduced the scope of their sales operations and focused their sales efforts more on existing owners.
The following table reflects total sales in the vacation ownership industry since 1975:

Source: Historical timeshare industry research conducted by Ragatz Associates, American Economic Group and Ernst & Young on behalf of the ARDA International Foundation, as of December 31, 2010.
We expect our industry to grow over the long term due to more positive consumer attitudes and the low penetration of vacation ownership in North America. According to ARDA’s 2010 Market Sizing Survey conducted in January 2010, less than 8% of U.S. households own a VOI.
Management of vacation ownership resorts is typically provided either by the developers of the resorts or by third-party management companies. A significant number of hospitality management service providers experienced economic distress during the economic downturn that started in 2008. Some developers that manage their resorts have found that their highly-leveraged, development-focused business models have been difficult to sustain in the current economic climate, as both project-based development financing and conventional financing have become both more difficult to obtain and more expensive. Some third-party management companies are compensated based in whole or in part on occupancy and or rental rates, and have seen their fees reduced due to decreased travel and reduced occupancy of resorts they manage. Managing the sales, marketing and consumer financing of VOIs requires expertise and resources which we believe are beyond those of typical resort management companies.
In addition, the vacation ownership industry has historically relied on the credit markets to finance consumer loans to purchase VOIs. Since the economic downturn began in 2008, traditional lenders to the industry have significantly curtailed the availability of credit. Several such lenders have exited the finance business or discontinued new financings for the foreseeable future. This has led to a decrease in access to capital, resulting in financial distress, for many small- to mid-sized vacation ownership companies. Further, many of the well-known lodging and entertainment companies with vacation ownership divisions have significantly reduced current and future development plans.
Competitive Strengths
Our competitive strengths include:
Stable cash flow from hospitality and management services. The management fees from our “evergreen” hospitality management contracts are structured on a cost-plus basis. Most of our current management contracts are priced at cost plus a range of 10% to 15%. These costs include an allocation of a substantial portion of our overhead related to our provision of management services. Because the cost component of these contracts is included in each of our managed resorts’ annual budgets, which are typically finalized in September of the prior year, our management fees are highly predictable. In addition, unlike typical hospitality management companies, our fees are not affected by average daily rates ("ADR") or occupancy rates at our resorts. Our management fees are paid with funds that we collect annually as part of an annual maintenance fee billed to owners by each resort’s homeowners' association ("HOA"). These annual fees also include fees for our Collections and THE Club. In the U.S., because annual maintenance fees are paid in advance, the collection risk for our management fees is substantially mitigated. No HOA or Collection has terminated any of our management contracts during the past five years, with the exception of one immaterial HOA management contract.

Capital-light business model. We employ a capital-light business model that does not require significant capital expenditures or investment in new inventory or substantial working capital investment. Our focus on the hospitality management business is an essential aspect of this model. Because the funds to pay our management fees are collected in advance and released to us as services are provided, our hospitality and management services business consumes limited working capital. Moreover, all resort level maintenance and improvements are paid for by the respective HOAs, and our financial obligations related to these improvements are limited to the amount of HOA fees and assessments imposed on any VOIs which we may hold as inventory. Our VOI sales and financing business is also managed in accordance with the capital-light philosophy. During each of the past three years, we recovered approximately 3.0% of our previously sold VOIs in the ordinary course of our business as a result of loan and association fee defaults due to, among other things, death, divorce and other life-cycle events or lifestyle changes. The defaulted inventory equated to approximately 10,454 weeks of inventory recovered annually. The recovery of this inventory has enabled us to maintain our current sales level without needing to acquire or build any new resorts because our inventory has effectively replenished itself. The cost of recovering inventory is significantly less than the cost of building or buying new inventory and is funded out of our operating capital. Our most recent major development project was completed in December 2007. Since then, we have incurred approximately $2.1 million in costs associated with minor construction projects, which are primarily related to the construction of a 15 unit addition to our Italian property that remains in progress. Given the inventory of points recovered as described above and the inventory of points acquired by special purpose entities in connection with our recent acquisitions as described below, we do not believe we will need to make capital expenditures to acquire or build new resort properties in the foreseeable future. Except for non-recourse financing incurred by special purpose entities in connection with our recent acquisitions, we have no project-specific debt requiring repayment with the proceeds of sales of VOIs at a given resort project.
           Flexible points-based vacation ownership structure. Our points-based structure, combined with the exchange network provided by THE Club, offers our members the ability to stay at any of our resorts. We believe this structure, combined with our broad resort network, gives us a significant competitive advantage by allowing our members to travel where they want and when they want. Because points are not tied to a specific vacation date or location, we can sell points to our members in a wide variety of increments. We also offer certain deeded owners the opportunity to join THE Club and convert their weeks into point equivalents. In addition to using their points for vacation accommodations, members of THE Club can use their points to pay for cruises, airline tickets and other vacation-related activities. Furthermore, from an operational perspective, our points-based structure enables us to efficiently manage our inventory and sales centers by selling points-based access to our global network from any sales location, rather than being limited to selling intervals at a specific resort. In addition, the recovery of points-based inventory from our members is easier than the recovery of interval-based products, which are typically governed by local real estate foreclosure laws that can significantly lengthen recovery periods and increase the cost of recovery.
           High customer satisfaction drives significant repeat customers. Over the past three years, we have enhanced our overall member experience by improving our reservations process and customer communications program, upgrading appliances, furnishings, bedding and linens in many of our resort units and refurbishing resort amenities, such as swimming facilities and fitness areas. We believe that these improvements, combined with our diverse collection of resort locations and the variety of vacation experiences that we offer (including golf, ski, beach and historic destination experiences), have led to high customer satisfaction levels. In 2011, approximately 66% of our VOI sales were made to existing members purchasing additional points, which enabled them to enjoy longer stays, greater flexibility in their vacation choices, and additional benefits due to a tiered membership format. Sales to existing members typically have significantly lower sales and marketing costs than sales to new customers.
           High-quality loan originations and reduced reliance on receivables financing. Since 2000, we have included credit scoring as part of our loan underwriting process to help ensure origination of high credit-quality consumer loans. In October 2008, we responded to deteriorating credit market conditions by taking measures to reduce our reliance on receivables financing and improve the credit quality of our consumer loan portfolio. These measures included reducing the purchase price for all-cash sales and increasing the interest rate on loans we provided in order to incentivize all-cash sales and reduce the volume of new consumer loans generated. As a result of these actions, the weighted average FICO score of our borrowers from October 2008 through December 2011 was 759, and during that period approximately 63% of our sales were all-cash purchases, reflecting an increase in the percentage of all-cash sales from 33% between October 2007 and September 2008. From October 2008 through December 2011, our average cash down payment was 16.1% and the average initial equity contribution for new VOI purchases (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) was 29.6%, which resulted in an average combined equity contribution of 45.7% for new VOI purchases.
          Strong management team. Since the acquisition of Sunterra Corporation in April 2007, our leadership team, led by Stephen J. Cloobeck, our Chairman and CEO, and David F. Palmer, our President and CFO, has taken a number of significant steps to change our strategic focus, build our brand recognition and streamline our operations. We believe these actions have been instrumental in our ability to maintain relatively stable financial performance, even in the face of challenging economic conditions. These actions have included:

•	implementing a focus on service and hospitality to provide our members a premium experience;

•	introducing the Diamond Resorts International brand throughout our network of managed resorts;

•	renegotiating our hospitality management contracts to provide improved cost recovery; and

•	implementing a capital-light business model that does not rely upon capital-intensive acquisitions, development or construction.
Business Strategies
Our objective is to expand our core operations and become the leader in the vacation ownership industry. To achieve this objective, we are pursuing the following strategies:
           Capitalizing on current industry dynamics to grow fee-based services. Since the economic downturn began in 2008, traditional lenders have significantly curtailed the availability of credit to small and mid-market companies in the vacation ownership industry. Several such lenders have exited the VOI finance business or discontinued new VOI financing commitments for the foreseeable future. We believe this loss of traditional financing sources to the industry provides us with opportunities to grow our fee-based revenue in the following three ways: (i) assuming management of resorts from operators facing financial distress; (ii) managing the sales and marketing of portfolios of VOIs of these operators or financial institutions; and (iii) servicing these operators’ and financial institutions’ consumer loan portfolios. We have structured recent transactions, and intend to structure future opportunities, in a manner consistent with our capital-light business model. In pursuing these opportunities, we have increased the number of managed resorts in our network, expanded our inventory of VOIs, broadened our membership base, and increased our management services revenue. We continue to pursue other opportunities to implement this targeted acquisition strategy.
For example, on August 31, 2010, a newly-formed special purpose, unrestricted subsidiary of ours entered into agreements with ILX Resorts Incorporated and its affiliates (which we refer to collectively as ILX) to purchase ILX’s resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans, and certain real property and other assets (the "ILX Acquisition"). The purchase price was a cash payment of approximately $6.9 million and the assumption of approximately $23.8 million of debt owing to ILX’s senior first lien lender. The ILX Acquisition added ten additional resorts to our resorts network and more than 18,000 owner-families and members.
On July 1, 2011, we completed the acquisition of certain assets of Tempus Resorts International, Ltd., and certain of its affiliates (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned special purpose, unrestricted subsidiary. The purchase price of $104.9 million was funded with non-recourse borrowings from financial partners. The assets acquired included a management agreement for a large Orlando, Florida resort, the seller's portfolio of consumer loans and the right to acquire and re-sell its VOI inventory. The Tempus Resorts Acquisition added two additional resorts and more than 44,000 owner-families and members. The ILX Acquisition and the Tempus Resorts Acquisition were accounted for as business combinations.
On October 24, 2011, we entered into an asset purchase agreement with Pacific Monarch Resorts, Inc., and its affiliates to purchase certain real estate and timeshare related assets (the "PMR Acquisition"). Under the terms of the agreement, a newly formed special purpose, unrestricted subsidiary has agreed to acquire these assets for $49.3 million in cash (subject to certain adjustments), plus the assumption of specified liabilities pursuant to a sale process under the Federal Bankruptcy Code. The purchase price is expected to be financed, on a non-recourse basis, by a financial partner. Assuming all conditions have been satisfied, we anticipate closing the acquisition during April 2012. Upon the successful closing of the PMR Acquisition, we will add another nine locations to our collection of available resorts, four management contracts, VOI inventory, additional owner-families and members, and an opportunity to generate additional future fee-based revenue.
          Diversify and increase revenue through new business initiatives. In addition to the strategies outlined in the previous paragraphs, we believe that we can increase and diversify our revenue through new business initiatives, which may include:

•
Expanding THE Club by adding new affiliated resorts, thereby increasing its value to our members and driving more potential customers to our resorts. Through new and expanded affiliation agreements, we have launched 97 new resort destinations worldwide since the beginning of 2007.

•
Entering into marketing arrangements with third parties whereby we offer their products and services to our member base. We currently offer our members the opportunity to purchase products and services (such as consumer electronics, home appliances and insurance products) at discounted prices using our global purchasing platform, and we receive a percentage of the related sales revenue from those transactions. We intend to expand these initiatives in the future to enhance the value proposition to our membership base and increase our revenue.

•
Pursuing management contracts and other services arrangements with resorts that we do not currently manage. We may seek to leverage our affiliate resort network to identify and enter into new management contracts for these resorts. In addition, we intend to pursue discussions with vacation ownership and hotel operators to provide a suite of services, including billing and collections, purchasing, rental management and other services. One example of this strategy is an agreement we entered into with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis.

•
Expanding programs to incentivize our members to refer their friends and family. As a result of our large ownership base, high levels of customer satisfaction and brand recognition, we believe there is an opportunity to grow revenues by referrals from our existing members.

•
Strengthening our brand. Since the acquisition of Sunterra Corporation in 2007, we have deployed the Diamond Resorts International brand across our managed resorts. Our goal is to associate our brand with a premium hospitality experience that offers simplicity, choice and comfort to our members. In pursuit of that goal, we will continue to take steps to improve our members’ experience, including improving our reservations system and customer service contact center, upgrading amenities in many of our resort units and common areas, increasing the quality and variety of vacation experiences available through THE Club, and improving communications with our owner-families and members by expanding into social media channels, such as Facebook, Twitter, Pinterest, and Google+. We believe that this will generate improved brand loyalty, drive increased business from repeat customers, produce more referrals from our member base and enable us to improve the efficiency and effectiveness of our sales and marketing programs.

Our Customers
Our customers are typically families seeking a flexible vacation experience. A majority of our new customers stay at one of our resorts, either by renting a unit, exchanging points through an external exchange service, or purchasing a mini-vacation package, prior to purchasing a VOI. We have also generated significant additional sales to our existing customers, who wish to purchase additional points and thereby increase their vacation options within our network.
A majority of our customers are baby boomers, between 45 and 65 years old. The baby boomer generation is the single largest population segment in the United States and Europe and is our target market. According to ThirdAge Inc., an online media company, U.S. baby boomers spend approximately $500 million on vacations per year and account for approximately 80% of all annual leisure travel in the United States. With our premium resorts, we believe we are well-positioned to target an affluent subsection of the baby boomer population. According to a 2009 survey, compared to the average U.S. household, our members are two times more likely to have incomes of at least $100,000 and approximately three times more likely to have a net worth of at least $2 million.
Our Resort Network
Our resort network currently consists of 219 destinations, which includes 71 Diamond Resorts International-branded properties, which we manage, and 144 affiliated resorts and four cruise itineraries, which we do not manage and which do not carry our brand name but are a part of our network and consequently are available for our members to use as vacation destinations. Through our management of branded resorts, we provide guests with a consistent and high quality suite of services and amenities, and, pursuant to our management agreements, we have oversight and management responsibility over the staff at each location.
Affiliated resorts are resorts with which we have contractual arrangements to use a certain number of vacation intervals or units either in exchange for our providing similar usage of intervals or units at our managed resorts or for a maintenance or rental fee. These resorts are made available to members of THE Club through an affiliation agreement.
We identify and select affiliated resorts based on a variety of factors, including location, amenities and preferences of our members. We have established standards of quality that we require each of our affiliates to meet, including with respect to the maintenance of their properties and level of guest services. Our affiliate agreements permit us to terminate our relationship with an affiliate if it fails to meet our standards. In addition, we own, through one or more of the Collections, intervals at a few of our affiliated resorts.
Our portfolio of resorts includes a wide variety of locations and geographic diversity, including beach, mountain, ski and major city locations, as well as locations near major theme parks and historical sites. The accommodations at our resorts are fully furnished and typically include kitchen and dining facilities, a living room and a combination of bedroom types including studios and one-, two- and three-bedroom units with multiple bathrooms. Resort amenities are appropriate for the type of resort and may include an indoor and/or outdoor swimming pool, hot tub, children’s pool, fitness center, golf course, children’s play area and tennis courts. Further, substantially all of our branded resorts in Europe and certain of our branded resorts in North America include onsite food and beverage operations, the majority of which are operated by third party vendors.
As described in “— Operation and Management of the Collections” below, purchasers of points acquire interests in one or more of our five Collections, which hold the real estate underlying these points, and, accordingly, such purchasers do not have ownership interests in the underlying real estate. Other than unsold intervals which we maintain in inventory, various common areas and amenities at certain resorts and a small number of units in European resorts, we do not hold legal title to the resort properties in our resort network.
The following is a list, by geographic location, of our branded and managed resorts, with a brief description and the number of units at each such branded and managed resort, together with a list of our affiliated resorts:
Branded and Managed Resorts

NORTH AMERICA AND THE CARIBBEAN

Resort	Location	Units
Scottsdale Villa Mirage	Scottsdale, Arizona	154

Located 25 minutes from the Phoenix airport, this 154 unit resort has a heated outdoor pool, children’s pool, whirlpools, tennis courts, playground, fitness center and games room to provide for guests and families of all ages.

Scottsdale Links Resort	Scottsdale, Arizona	218

This 218 unit resort with one-, two- and three-bedroom accommodations is located between the TPC Desert Golf Course and the McDowell Mountains in Scottsdale, within easy reach of Phoenix. With a spa, fitness center, outdoor heated pool and spacious units, this resort is ideal for families making it a base for exploring the area.

Sedona Summit	Sedona, Arizona	278

Sedona Summit is located four miles from Sedona town center, and within easy reach of Grand Canyon National Park. The 278 units are spread across 39 two-story buildings with six pools and whirlpools located throughout the resort complex.

The Ridge on Sedona Golf Resort	Sedona, Arizona	174

Situated 15 minutes away from Sedona town center, The Ridge on Sedona Golf Resort has 174 units surrounding five whirlpools and pools with a fitness center, games room and clubhouse.

Lake Tahoe Vacation Resort	South Lake Tahoe, California	181

Located on the edge of Lake Tahoe, America’s largest alpine lake and only a mile away from the Heavenly Mountain Resort base lodge, Lake Tahoe Vacation Resort is ideally placed for a winter skiing vacation as well as for summer activities such as hiking, horseback riding and water sports. The resort has 181 units with both indoor and outdoor pools and hot tubs, fitness center and game room.

Flamingo Beach Resort	St. Maarten, Caribbean	208

Located on the Dutch side of St. Maarten, this resort is situated on a private beachfront with 208 studio and one-bedroom units. The resort offers a restaurant and snack bar, as well as an outdoor pool and tennis courts.

Royal Palm Beach Resort	St. Maarten, Caribbean	140

Located on the Dutch side of the island, all 140 of the one-, two- and three-bedroom units at this resort face the beach and have balconies or terraces. Facilities at the resort include a restaurant, swimming pool and poolside bar, gym and beauty salon.

Daytona Beach Regency	Daytona Beach, Florida	86

This resort is situated on beachfront of the world famous Daytona Beach. Close to the Speedway attractions, it provides 86, one- and two-bedroom units, indoor and outdoor pools with slides and hot tubs, poolside bar, fitness center, volleyball courts and games room.

Grand Beach	Orlando, Florida	192

Located minutes from Florida’s Walt Disney World, SeaWorld and Universal Studios, this 192 unit resort is located on the edge of Lake Bryan. All units contain three bedrooms, three bathrooms and fully-equipped kitchens, which provide spacious family accommodations, as well as an outdoor pool, whirlpool, children’s pool, playground, game room and fitness center.

NORTH AMERICA AND THE CARIBBEAN

The Point at Poipu	Kauai, Hawaii	214
Located on the island of Kauai, this resort offers 214 units with lush garden or ocean views across Shipwreck Beach to every suite. The resort has an outdoor beach entry pool as well as a children’s pool, hot tub, fitness center, spa and sauna.

Ka’anapali Beach Club	Maui, Hawaii	411

With 411 units in a 12 story building, Ka’anapali Beach Club is located on the beach front of Maui’s famous North Shore. The resort has a newly opened restaurant and pool bar, newly refurbished pools, as well as a fitness center, spa, sauna, hair salon and gift shop.

The Suites at Fall Creek	Branson, Missouri	214

This resort offers 214 units, many with lake views over Lake Taneycomo. Ten minutes away from Branson town center, the resort is ideally located to explore this destination, while providing a selection of amenities onsite, including a fitness center, basketball courts, boating, fishing, indoor and outdoor pools, hot tubs, mini golf, playground, shuffle board and tennis courts.

Desert Paradise Resort	Las Vegas, Nevada	141

This Las Vegas resort is tucked away from the Las Vegas Strip and provides a good base to explore the area. The resort has 141 units across two-story buildings, all with balconies or terraces. It also has two central pool areas equipped with hot tubs and children’s pools, as well as barbeque areas and a fitness center.

Polo Towers Suites	Las Vegas, Nevada	308

This resort is located in the heart of the Las Vegas Strip and shares facilities with Polo Towers Villas. With 308 units, the resort offers a new and comprehensive fitness center, and two outdoor pool areas including a roof top pool.

Polo Towers Villas	Las Vegas, Nevada	199

This resort has 208 units and shares facilities with Polo Towers Suites, including a new fitness center, outdoor pools and spa.

Villas de Santa Fe	Santa Fe, New Mexico	105

This resort is situated in Santa Fe, halfway between Taos and Albuquerque. With 105 one- and two-bedroom units, the resort offers a base to explore the surrounding area, which is rich in culture, as well as providing a heated outdoor pool and hot tub, fitness center, game room and clubhouse.

Bent Creek Golf Village	Gatlinburg, Tennessee	47

A combination of 47 one- and two- bedroom units and cabins make up Bent Creek Golf Village situated amid a Gary Player golf course. Located 11 miles away from the center of Gatlinburg and the Great Smoky Mountains National Park, this resort offers indoor and outdoor heated pools, fitness center, games room, and volleyball and basketball courts.

Greensprings Vacation Resort	Williamsburg, Virginia	147

Offering 147, two- and four- bedroom units this resort is ideally placed to explore the historical town of Colonial Williamsburg as well as the areas theme parks. The resort is equipped with indoor and outdoor pools, hot tubs, a fitness center, playgrounds, sauna and tennis, volleyball and basketball courts.

The Historic Powhatan Resort	Williamsburg, Virginia	443

Amid 256 acres of woodland and located a short drive to Colonial Williamsburg and the area’s theme parks, this resort offers one-, two- and three-bedroom accommodations totaling 443 units. Amenities include indoor and outdoor pools and hot tubs, two restaurants open for breakfast, lunch and dinner and a gift shop.

Rancho Mañana Resort	Cave Creek, Arizona	38

Set in the high desert of Arizona, Rancho Mañana Resort provides guests with breathtaking mountain views. The secluded retreat features spacious two bedroom accommodations, each with a gourmet kitchen, two full master suites, and an elegant western décor. Guests can relax poolside, or play golf at the adjacent championship Rancho Mañana Golf Club. Nearby amenities include shops, restaurants, galleries, and sporting activities and cultural events in Phoenix.

Bell Rock Inn and Suites	Sedona, Arizona	85

Framed by extraordinary views along the Red Rock Scenic Byway with its sandstone formations and rich red landscape of Arizona’s backcountry, this resort is set amid the natural beauty of Sedona and provides easy access to the sights, sounds and wonder of the Coconino National Forest. In addition to a laid-back and friendly ambience, the resort offers a poolside barbeque and in-suite fireplaces.

NORTH AMERICA AND THE CARIBBEAN

Los Abrigados Resort & Spa	Sedona, Arizona	193

Nestled against the banks of the famous Oak Creek in Sedona, Arizona, and rests upon twenty-two acres filled with winding walkways, cascading fountains and shady nooks in the foothills of Arizona’s Red Rock Country, this resort is within walking distance to many restaurants, galleries, shops and hiking trails. From the scenic and quaint Oak Creek to the stunning red rock formations and new age energy of Sedona, Los Abrigados Resort & Spa provides a comfortable, quiet and relaxing selection of accommodation styles with easy access to many outdoor adventure and activities.

Kohl’s Ranch Lodge	Payson, Arizona	66

Located on the banks of Tonto Creek in the largest Ponderosa Pine Forest in the world, Kohl’s Ranch Lodge is historically famous for its western hospitality. Situated at the base of the Mogollon Rim in the area that author Zane Grey made famous with his popular adventures of the Old West, the friendly and casual atmosphere of Kohl’s Ranch Lodge makes each stay an inviting experience where guests can enjoy a classic stay in Arizona’s back country.

PVC at The Roundhouse	Pinetop, Arizona	20

Nestled in eastern Arizona’s White Mountains where Pinetop-Lakeside’s motto is “Celebrate the Seasons” and where guests can enjoy year-round adventures. The log-sided mountain homes at this resort feature fireplaces, jetted spa, large fully equipped kitchens, covered porches and private yards and are a perfect getaway for family cabin fun. After a day of outdoor play, guests can look forward to a relaxing master suite spa retreat.

Varsity Club of America — Tucson	Tucson, Arizona	60

This resort provides all-suite guest accommodations with convenient proximity to the University of Arizona and a number of golf courses, including a variety of municipal and championship style luxurious courses. Tucson affords travelers an oasis under the Sonoran Sun. Affectionately known as Old Pueblo, Tucson is built upon a deep Native American, Spanish, Mexican and Old West foundation and the Varsity Clubs of America-Tucson affords a relaxing getaway whether traveling for business, game day, family and friends, or just a little down time.

The Historic Crags Lodge	Estes Park, Colorado	33

Nestled quietly on the north shoulder of Prospect Mountain, The Historic Crags Lodge offers breathtaking and majestic views of the Continental Divide to the west and a bird’s eye view of downtown Estes Park to the east. The Historic Crags Lodge is everything you would imagine from a quiet Colorado mountain retreat. The Historic Crags Lodge is set high amid the mountain pines of the Colorado Rockies and boasts comfortable guest suites complete with dining and group services suitable for families, couples, weddings and conferences, all within easy access of the Estes Park Aerial Tramway and the spectacular Rocky Mountain National Park.

Varsity Club of America — South Bend	Mishawaka, Indiana	86

Located in Mishawaka, Indiana, this all-suite hotel offers unique and convenient accommodations in the heart of a college town. With its close proximity and easy access to the University of Notre Dame, the Varsity Clubs of America — South Bend provides comfortable guest suites, indoor and outdoor swimming pools, a spacious indoor billiards parlor and plenty of outdoor barbeque grills for game days and family fun. The South Bend/Mishawaka area boasts a variety of enriching and entertaining attractions from outdoor recreation and sports to museums, nightlife and shopping.

Sea of Cortez Beach Club	Sonora, Mexico	30

The Sea of Cortez, with its laid back seaside havens dotted along the coast, provides a soothing escape in any season. Stroll pristine soft sand beaches that hug the deep blue waters of the Sea of Cortez along the Baja coast and enjoy the Sea of Cortez Beach Club. Oceanfront, the Sea of Cortez Beach Club offers luxurious suites with private patios or balconies and is the perfect starting point to soak in the sunshine filled days of the Baja surf. Water sport excitement abounds with spectacular diving and snorkeling adventures, calm open sea kayaking, deep sea fishing or taking it slow with a relaxing poolside escape, whale and dolphin sightings or long and lazy beach strolls.

Marquis Villa Resort	Palm Springs, California	99

Located in the heart of Palm Springs with a spectacular mountain setting at the base of the beautiful San Jacinto Mountains in Palm Springs, California, Marquis Villas Resort provides oversized accommodations with fully equipped kitchens and private patios or balconies.

Grande Villas	Orlando, Florida	251

This resort provides distinctive and perfectly situated accommodations for a family vacation. The Grande Villas include comfortable accommodations with private screened patios or balconies, fully equipped kitchens, two outdoor swimming pools, spa pools, children's pool, playground and mini golf. Nearby amenities such as Walt Disney World, Universal Studios and SeaWorld.

NORTH AMERICA AND THE CARIBBEAN

Mystic Dunes Resort & Golf Club	Orlando, Florida	712

Built on one of the highest elevations in the area, Mystic Dunes Resort & Golf Club is nestled on over 600 acres of rolling hills, lush Florida nature preserves and beautiful tropical landscape. The vacation condo-sized villas, a wide array of resort amenities and services make Mystic Dunes Resort & Golf Club one of the best family vacation and golf resorts in Orlando.

North America and Caribbean Subtotal		5,533

EUROPE

Resort	Location	Units
The Alpine Club	Schladming, Austria	68

Overlooking the town of Schladming, this resort is located amidst stunning scenery one hour from Salzburg, Austria and two and a half hours from Munich, Germany. With accommodation choices across 68 units, The Alpine Club also offers a sauna and solarium, tennis, badminton and game room.

Alvechurch Marina *	Alvechurch, England	2

With three-, four- and six-berth canal boats based at this marina in Worcestershire, there are many round trip routes through the Black Country that can be followed. As a unique way to see the English countryside, visits to Birmingham city center, Worcester Cathedral, historic houses and theme parks can also be incorporated into a vacation itinerary.

Anderton Marina *	Cheshire, England	3

Anderton Marina is based on the Trent and Mersey canals and has three boats available. From this location routes include a journey to the old city of Chester as well as Middlewich.

Gayton Marina *	Cheshire, England	3

Four- and six-berth canal boats are available to navigate through Warwick to Warwick Castle or the university city of Chester. Whichever route is taken, these boats provide the easiest access to the rolling English countryside in the midlands.

Woodford Bridge Country Club	Devon, England	103

Originally an old coaching inn from the 15th century, this resort in Devon has 103 units, the majority of which have either a terrace or balcony. With a heated indoor pool and whirlpool and a restaurant and bar onsite, this resort offers a base to explore the Devonshire countryside with Dartmoor and Exmoor, which are short drives away along with the well known Eden Project.

Blackwater Meadow Marina *	Ellesmere, England	2

This marina is located in Shropshire in the heart of the English countryside and has one four-berth and one six-berth canal boat based there. Numerous itineraries include visits to Wales, Chirk Castle, and navigating across Chirk Viaduct standing over 70 feet above the ground.

Broome Park Golf and Country Club	Kent, England	14

The resort is located on the grounds of a Grade I listed manor house in the county of Kent and is 15 minutes from the historic city of Canterbury, famous for its cathedral and historic buildings. With 14 two-bedroom lodges, this resort offers an 18-hole golf course onsite, as well as a restaurant and bar in the mansion house. Other resort amenities include a newly constructed gym, indoor pool, solarium, sauna and squash courts, as well as tennis courts and croquet. The resort is 10 minutes away from the coast and the cliffs of Dover and provides easy access to the Eurostar train.

Pine Lake Resort	Lancashire, England	125

Based on the edge of the Lake District and the Lune Valley, this resort is surrounded by superb English countryside and based around a lake. The resort is made up of 125 Scandinavian style two-bedroom lodges and a selection of studio apartments with a central reception building that includes the restaurant, bar, entertainment and meeting rooms, with a separate indoor heated pool and whirlpool.

Thurnham Hall	Lancaster, England	50

With 50 accommodation choices located either in the 12th century mansion house or in buildings within the 30 acre grounds, this resort is offers a large indoor swimming pool and state of the art fitness center. The restaurant is located in the old mansion house along with a member’s lounge and a restored chapel house providing huge fireplaces and original exposed stone walls.

Thurnham Hall Tarnbrook	Lancaster, England	10

This building is located within the grounds of Thurnham Hall and shares the amenities there. It is a newly built building with 10 spacious two-bedroom apartments.

EUROPE

Cromer Country Club	Norfolk, England	73

This resort has 73 units, all with balconies or terraces that provide views over the gardens and woodlands. This resort is less than one mile from the sea and marina in Cromer, and includes an indoor heated pool and whirlpool, a gym, spa, sauna, steam room, badminton courts and a game room.

Wychnor Park Country Club	Staffordshire, England	44

This resort is situated within the 55 acre estate of Wychnor Park which dates from the time of Queen Anne in the 17th century. The main mansion house is a grade II listed building and houses some of the 44 units that are available, most of which have a terrace or balcony. The resort has a restaurant and member lounge bar, as well as a heated indoor pool, sauna, solarium and spa.

Worcester Marina *	Worcester, England	2

Based at the southern end of the Worcester Birmingham canal, two four- and six-berth canal boats are available for itineraries that include Worcester Cathedral, the Royal Worcester Porcelain factory and the home of Shakespeare: Stratford-upon-Avon.

Le Manoir des Deux Amants	Connelles, France	35

Set amid the stunning landscaped parkland in the heart of Normandy countryside, the resort is one and a half hours from Paris and 100 kilometers from Le Havre. The resort offers 35 units situated on the banks of the famous River Seine and includes an onsite restaurant, a leisure centre and an indoor swimming pool.

Le Résidence Normande	Connelles, France	14

This resort has 14 units and is situated next to Le Manoir des Deux Amants and shares its facilities.

Le Club Mougins	Mougins, France	55

Located 10 minutes from the beautiful beaches of Cannes and a half hour from Nice on the French Riviera, this resort has 58 units and a restaurant and bar and lounge onsite, as well as an outdoor pool, gymnasium and sauna.

Royal Regency	Paris, France	48

Located 20 minutes from the centre of Paris on the Metro Line, this resort is ideally suited to exploring this beautiful European city. The resort has 48 units.

Palazzo Catalani	Soriano, Italy	18

This resort is a hideaway in the Italian countryside. Located in the medieval village of Soriano nel Cimino, this 17th century building perched on the top of a hill and now housing 18 units was once the mansion of a nobleman. The onsite restaurant specializes in Italian cuisine and features a bar and lounge.

Dangan Lodge Cottages	Ennis, Ireland	6

Converted from an original farmhouse and associated farm buildings, this small resort of six units provides unusual, but traditional, Irish accommodations with exposed stone walls, solid fuel stoves and inglenook fireplaces.

East Clare Golf Village	Bodyke, Ireland	51

With 51 two-bedroom units, this recently constructed resort is located next to East Clare Golf course in County Clare, Ireland, approximately one hour outside of Shannon. The resort provides a great base to explore the neighboring countryside and tourist attractions of Bunnratty Castle and the Cliffs of Moher.

Fisherman’s Lodge	Scarriff, Ireland	6

Located on the edge of the shores of Lough Derg in County Clare, the largest lake in Ireland, this resort is made up of six split level open plan studio units with spiral staircases to the upper floor.

Diamond Suites on Malta	St. Julians, Malta	46

Located within the luxury five-star InterContinental Malta Hotel, this resort offers 46 accommodation choices, most with balconies or terraces. The resort is situated in St. Georges Bay in St. Julians and is less than five miles from the capital of Valletta.

Vilar Do Golf	Loulé, Portugal	61

Located on the southern coast of Portugal, this resort has 61, one- and two-bedroom units situated around a golf course all with balconies or terraces. Located two kilometers from the beach in the Algarve, the resort amenities include indoor and outdoor pools, gymnasium, sauna, badminton, basketball, volleyball, game room and an onsite restaurant as well as a poolside bar and grill.

EUROPE

The Kenmore Club	Perthshire, Scotland	58

With 58 cottage style units located on the shores of Loch Tay, this is a special resort at the heart of the Scottish highlands, with easy access to explore the local whisky distilleries, 90-minute drive from Dundee and less than two hours from the historic city of Edinburgh.

Garden Lago	Majorca, Spain	82

Situated at the north of the island of Majorca, this resort offers 82 accommodation choices in two- and three-bedroom units. It is located one kilometer from the beach and includes an outdoor pool and whirlpool, gymnasium and sauna, onsite restaurant as well as many amenities nearby.

White Sands Beach Club	Menorca, Spain	77

This resort has 77 units on a beachfront location built up into the hillside situated on the island of Menorca. With a central infinity edge pool and convenient snack bar restaurant onsite, this destination is a relaxing place to vacation and is available 44 weeks of the year, but is closed during the winter season.

White Sands Country Club	Menorca, Spain	50

Built in a traditional Spanish style, this resort has 50 units, all with balconies or terraces many of which surround a central pool area. This resort is available 42 weeks of the year, but closed during the winter season.

Cala Blanca	Gran Canaria, Spain	93

Situated on Gran Canaria in the Canary Islands this resort provides 93, one- and two-bedroom units. Built on a beautiful hillside every room has a sea view and a sunny balcony or terrace. The resort is located 10 minutes away from Puerto de Mogan (known as Canarian Little Venice) and includes an outdoor pool and pool bar and grill, as well as an onsite restaurant.

Club del Carmen	Lanzarote, Spain	66

Located on Puerto del Carmen, this resort is perfectly situated two minutes from the beaches of Playa Grande and Playa Chica. With 66 units, this resort offers an outdoor pool and poolside bar, extensive sun terraces and rooftop deck and onsite restaurant.

Jardines del Sol	Lanzarote, Spain	48

Situated on the southern tip of Lanzarote near Playa Blanca, this resort has been built in the style of a Spanish pueblo blanco or white village. Offering 48 two-bedroom bungalows, this resort also provides an onsite restaurant and outdoor pool.

Royal Sunset Beach Club	Tenerife, Spain	126

Located conveniently close to Playa de las Americas abundant shops, restaurants and nightlife, this resort has a range of facilities situated in sub-tropical gardens and a beautifully landscaped outdoor pool. This resort has 126 units with a private clubhouse with a bar, lounge, restaurant, gymnasium, squash courts and sauna.

Royal Tenerife Country Club	Tenerife, Spain	77

Set amid the greens of the challenging Golf del Sur course, with a focal point of a central landscaped swimming pool and the beach six kilometers away, the resort includes 77 one- and two-bedroom units, tennis courts, a gym, restaurant and supermarket.

Santa Barbara Golf & Ocean Club	Tenerife, Spain	279

This resort exhibits Moorish inspired architecture and includes 279 units, most of which have a sea view. The resort amenities include a central pool and whirlpool, two onsite restaurants, a poolside bar and grill, gymnasium, sauna, spa and solarium.

Sunset Bay Club	Tenerife, Spain	206

This village-style resort of 206 units is situated at Torviscas on the outskirts of Playa de las Americas, and is a 10 minute walk from the beach. It has two outdoor pools and a children’s pool, and there are several local shops and restaurants on the property.

Sunset Harbour Club	Tenerife, Spain	124

This resort has been built in the traditional style of an Andalusian pueblo blanco or white village. Situated on the outskirts of Playa de las Americas, this resort is located near nightlife and many local restaurants and bars. The resort has 124 units, including studio, one- and two-bedroom accommodation choices.

Sunset View Club	Tenerife, Spain	52

With panoramic views of the ocean and a backdrop of the snow capped Mount Teide volcano, this resort offers 52 one-and two-bedroom units, with easy access to the golf courses of the Golf del Sur and numerous local shops and restaurants.

EUROPE

Los Amigos Beach Club	Costa del Sol, Spain	140

This resort has 140 units and is situated 300 meters from the beach. It is a short drive to the beautiful cities of Malaga, Marbella, Granada and Seville. Amenities include two outdoor and one indoor swimming pools, tennis courts, mini-golf, as well as two restaurants onsite, a supermarket and a gift shop.

Royal Oasis Club at Benal Beach	Costa del Sol, Spain	40

Built around one of the largest privately owned outdoor swimming pool complexes in Europe, this resort includes 40 units and is located 200 meters from the beach. In addition, the resort has an indoor swimming pool, fitness center and sauna.

Royal Oasis Club at Pueblo Quinta	Costa del Sol, Spain	52

This resort is situated in lush gardens and contrasts with the hotel blocks of the Costa del Sol, with 52 one- and two-bedroom units, many of which have balconies or terraces. This resort also offers a central outdoor pool, indoor pool, gym and onsite restaurant.

Sahara Sunset	Costa del Sol, Spain	150

Styled with Moorish architecture, this resort offers 150 units, all with a balcony or terrace. With a feature landscaped pool, this resort also features an additional outdoor pool, an indoor pool, an onsite restaurant, and newly constructed gym, sauna, spa and steam room.

Europe Subtotal		2,559

Total number of units at Branded and Managed Resorts		8,092

*    Denotes canal boat marinas; number of units denotes number of boats managed.
The following is a list by geographic location of our affiliated resorts, which we do not manage and which do not carry our brand, but are a part of our resort network:
Affiliated Resorts
NORTH AMERICA AND THE CARIBBEAN

Resort	Location
London Bridge Resort	Lake Havasu City, Arizona
The Roundhouse Resort	Pinetop, Arizona
Sedona Springs Resort	Sedona, Arizona
Villas at Poco Diablo	Sedona, Arizona
Villas of Sedona	Sedona, Arizona
Scottsdale Camelback	Scottsdale, Arizona
Mountain Retreat	Arnold, Arizona
San Luis Bay Inn	Avila Beach, California
Grand Pacific at Carlsbad Seapointe Resort	Carlsbad, California
Grand Pacific at Carlsbad Inn Beach Resort	Carlsbad, California
Grand Pacific Palisades Resort and Hotel	Palisades, California
RVC’s Cimarron Golf Resort	Cathedral City, California
Grand Pacific at Coronado Beach Resort	Coronado, California
Grand Pacific at RiverPointe Napa Valley	Napa, California
Grand Pacific at Red Wolf Lodge	Olympic Valley, California
Oasis Resort	Palm Springs, California
Lodge at Lake Tahoe	South Lake Tahoe, California
Tahoe Beach and Ski Club	South Lake Tahoe, California
The Village at Steamboat Springs	Steamboat Springs, Colorado
Clock Tower	Whistler, British Columbia, Canada
RVC at Whiski Jack	Whistler, British Columbia, Canada
Lifestyle at Crown Residences	Puerto Plata, Dominican Republic

NORTH AMERICA AND THE CARIBBEAN

Lifestyle at Presidential Suites	Puerto Plata, Dominican Republic
Coconut Mallory Resort and Marina	Key West, Florida
Polynesian Isles	Kissimmee, Florida
Westgate at South Beach	Miami Beach, Florida
Coconut Palms Beach Resort	New Smyrna Beach, Florida
Ocean Beach Club	New Smyrna Beach, Florida
Ocean Sands Beach Club	New Smyrna Beach, Florida
Sea Villas	New Smyrna Beach, Florida
Cypress Pointe Resort and Grande Villas	Orlando, Florida
Sea Mountain	Big Island, Hawaii
Sea Village	Big Island, Hawaii
Grand Pacific at Alii Kai Resort	Kauai, Hawaii
Kapaa Shore	Kauai, Hawaii
Pono Kai	Kauai, Hawaii
RVC at Kona Reef	Kona, Hawaii
Papakea Resort	Maui, Hawaii
Valley Isle	Maui, Hawaii
Ka'anapali Shores	Maui, Hawaii
Fairway Villa	Maui, Hawaii
Royal Kuhio	Oahu, Hawaii
Elkhorn Resort	Ketchum, Idaho
Grand Palladium Jamaica Resort and Spa	Lucea, Jamaica
Edgewater Beach Resort	Dennis Port, Massachusetts
Great Wolf Lodge Kansas City	Kansas City, Kansas
Beachside Village Resort	Falmouth, Massachusetts
Cove at Yarmouth	Yarmouth, Massachusetts
Cabo Villas Beach Resort	Cabo San Lucas, Mexico
El Dorado Royale	Cancun, Mexico
Hacienda Tres Rios Resort Spa and Nature Park	Cancun, Mexico
Laguna Suites Golf and Spa	Cancun, Mexico
Ocean Spa Hotel	Cancun, Mexico
Sunset Lagoon Resort	Cancun, Mexico
Sunset Royal Resort	Cancun, Mexico
RVC’s Club Regina Cancun	Cancun, Mexico
RVC’s Villa Vera Puerto Isla Mujeres	Isla Mujeres, Mexico
RVC’s Club Regina Los Cabos	San Jose del Cabo, Mexico
RVC’s Las Cupúlas Oaxaca	Oaxaca, Mexico
RVC’s Villa Vera Oaxaca	Oaxaca, Mexico
RVC’s Club Regina Puerto Vallarta	Puerto Vallarta, Mexico
El Dorado Seaside Suites	Riviera, Mexico
Grand Palladium Kantenah Resort and Spa	Riviera Maya, Mexico
Grand Palladium Riviera Resort and Spa	Riviera Maya, Mexico
RVC’s Villa Vera Puerto Mio, Zihuatanejo	Zihuatenajo, Mexico
The Carriage House	Las Vegas, Nevada
Great Wolf Lodge Traverse City	Traverse City, Michigan
Kingsbury of Tahoe	Stateline, Nevada
The Ridge Pointe	Stateline, Nevada
Village of Loon Mountain	Lincoln, New Hampshire
The Valley Inn at Waterville Valley	Waterville Valley, New Hampshire

NORTH AMERICA AND THE CARIBBEAN

Great Wolf Lodge Charlotte-Concord	Concord, North Carolina
Great Wolf Lodge Cincinnati-Mason	Mason, Ohio
Embarcadero	Newport, Oregon
The Pines at Sunriver	Sunriver, Oregon
Great Wolf Lodge Pocono Mountains	Poconos Mountains, Pennsylvania
Island Links Resort	Hilton Head Island, South Carolina
Royal Dunes	Hilton Head Island, South Carolina
Dunes Village Resort	Myrtle Beach, South Carolina
Ellington at Wachesaw Plantation	Murrells Inlet, South Carolina
Gatlinburg Town Square	Gatlinburg, Tennessee
Gatlinburg Town Village	Gatlinburg, Tennessee
Mountain Meadows	Pigeon Forge, Tennessee
Great Wolf Lodge Grapevine	Grapevine, Texas
Villas on Lake at Lake Conroe	Montgomery, Texas
RVC’s The Miner’s Club	Park City, Utah
RVC’s Sandcastle, Birch Bay	Birch Bay, Washington
Great Wolf Lodge Williamsburg	Williamsburg, Virginia
Great Wolf Lodge Grand Mound	Grand Mound, Washington
Blackbird Lodge	Leavenworth, Washington
VI at Homestead	Lynden, Washington
Point Brown	Ocean Shores, Washington
Great Wolf Lodge Wisconsin Dells	Wisconsin Dells, Wisconsin
The Teton Club	Teton Village, Wyoming

EUROPE AND AFRICA

Resort	Location
Holiday Club Siesta	Austria
Holiday Club Schloesslhof	Austria
MondiHoliday Hotel Grundlsee	Austria
MondiHoliday Hotel Bellevue	Austria
Hapimag Prague	Prague, Czech Republic
Balkan Jewel	Bulgaria
Broome Park Mansion House	Kent, England
Burnside Park	Bowness-on-Windermere, England
Stouts Hill	Uley, England
MondiHoliday Hotel Oberstaufen	Germany
Hapimag Damnoni	Crete, Greece
Hapimag Budapest	Budapest, Hungary
Holiday Club Breitenbergerhof	Italy
MondiHoliday Hotel Tirolensis	Italy
Hapimag Palmeraie Marrakech	Marrakech, Morocco
Gålå Fjellgrend	Gudbrandsdalen, Norway
Pestana Alvor Park	Alvor, Portugal
Pestana Grand	Madeira, Portugal
Pestana Miramir	Madeira, Portugal
Pestana Porches Praia	Porches, Portugal
The Peninsula	Cape Town, South Africa
Avalon Springs	Montagu, Garden Route, South Africa
Wilderness Dunes	Wilderness, Garden Route, South Africa
Breakers Resort	KwaZulu-Natal, South Africa
Champagne Sports Resorts	KwaZulu-Natal, South Africa
Jackalberry Ridge	Mpumalanga, South Africa
Hapimag Mas Nou	Girona, Spain
Cala de Mar	Majorca, Spain
Blajfell Village	Kabdalis, Sweden
Hapimag Bodrum Sea Garden Village	Yaliciftlik, Turkey
AlpenClub Schliersee**	Germany
** Reflects that the resort was sold and is no longer managed by us, but retains affiliate designation as our members remain eligible to stay there.

ASIA AND AUSTRALIA

Resort	Location
Beach House Seaside Resort	Coolangatta, Australia
Vacation Village Resort	Port Macquarie, Australia
Tiki Village International Resort	Surfer’s Paradise, Australia
Bellbrae Country Club	Victoria, Australia
Mt. Martha Valley Resort	Victoria, Australia
Tamarind Sands	New South Wales, Australia
Royal Bali Beach Club at Candidasa	Bali, Indonesia
Royal Bali Beach Club at Jimbaran Bay	Bali, Indonesia
Royal Goan Beach Club at MonteRio	Bardez, India
Royal Goan Beach Club at Royal Palms	Benaulin, India
Royal Goan Beach Club at Haathi Mahal	Salcette, India
Royal Bella Vista Country Club at Chiang Mai	Chiang Mai, Thailand
Absolute at Q Signature Samui Spa and Resort	Koh Samui, Thailand
MTC at View Talay Holidays	Pattaya, Thailand
Absolute at Nirvana Place	Pattaya, Thailand
Absolute Bangla Suites	Phuket, Thailand
Absolute Sea Pearl Beach Resort	Phuket, Thailand
Royal Lighthouse Villas at Boat Lagoon	Phuket, Thailand

CRUISE ITINERARIES
Alaska
Caribbean
Balkan Capitals
Mediterranean
Our Flexible Points-Based Vacation Ownership System and THE Club
          Our Points-Based System. Our customers become members of our points-based vacation ownership system by purchasing points, which act as an annual currency that is exchangeable for occupancy rights in accommodations at our branded and affiliated resorts and for other benefits available to members of THE Club, which are described below in “— THE Club.” In 2011, the average cost to purchase points equivalent to a one-week vacation at one of our resorts was $20,072. Purchasers of points do not acquire a direct ownership interest in the resort properties in our network. Rather, our customers acquire an interest in one of the five Collections, which hold legal title to our resort properties. See “— Operation and Management of the Collections” for additional information.
The principal advantage of our points-based system is the flexibility it gives to members with respect to the use of their points versus the use of traditional intervals. With traditional intervals, an owner has the “fixed” use of a specific accommodation type for a one-week time period at a specific resort or has the “floating” use of a specific type of accommodation for a week to be selected for a particular season at that same resort. An owner may alter his or her vacation usage by exchanging the interval through an external VOI exchange program with which the resort is affiliated, such as Interval International, Inc. ("Interval International"), or Resorts Condominiums International, LLC ("RCI"), for which a fee is charged by the exchange company. Unlike intervals, our points holders can redeem their points for one or more vacation stays in any of the resorts included in our vacation network (subject to availability and having the number of points required in their account) without having to use an external exchange company and without having to pay any exchange fees. Because points function as currency within our network, our members have flexibility to choose the location, season, duration and size of accommodation for their vacation based on their annual points allocations, limited only by the range of accommodations within our network and subject to availability. Our members may also “save” their points from prior years and “borrow” points from future years for additional flexibility with respect to reserving vacations at peak times, in larger accommodations or for longer periods of time.
We evaluate and allocate a points value for each of the resorts in our network. Points values are determined by unit type for each of our resorts and are based on season, demand, location, amenities and facilities. Every year, we make a points directory available to our customers, which allows them to allocate their available points and select dates and locations for stays at resorts within our network, subject to certain rules and restrictions. For example, customers are subject to forfeiture of points if they cancel reservations within certain time periods prior to their scheduled arrival. Customers must also save unused points for use in the subsequent year within a specified deadline each year or else such points will no longer be valid for use. Unlike owners of traditional deeded intervals, owners of our points may book stays of varying durations at the resorts in our network.
We maintain a dedicated call center for customers to make reservations and also offer a comprehensive online booking service which members can use to reserve stays at our resorts, manage their purchased points and pay fees. We also manage an in-house concierge service for our top loyalty tier members offering services 24/7 globally.
           THE Club. THE Club operates as an internal VOI exchange program that enables its members to use their points or points equivalent in the case of intervals at resorts within our resort network. Membership in THE Club is mandatory for all purchasers of points, except for those persons who purchased their points in the states of California or Florida, for whom membership is optional. To date, only a minimal number of purchasers in California and Florida have opted out of THE Club.
In addition to the internal exchange program, THE Club offers a global array of other member benefits, discounts, offers and promotions that allow members to exchange points for a wide variety of products and travel services, including airfare, cruises and excursions. All members of THE Club, irrespective of ownership of points or intervals, have access to an external VOI exchange program for vacation stays at resorts outside of THE Club resort network if they desire, as the annual membership fee also includes annual membership in the Interval International external exchange program. The annual membership fee for THE Club is approximately $277 per member; we offered a limited version of THE Club for a lower fee for certain of our members. Exchanges through the Interval International external exchange program typically require payment of an additional exchange fee. Following the ILX Acquisition described above, we now manage Premiere Vacation Collection ("PVC"), which is a Collection that includes all of the resorts acquired from ILX and we offered all members of this Collection the opportunity to purchase membership in a limited version of THE Club, which entitled them to use their points at a range of selected resorts in our system. Persons who took advantage of this purchase opportunity are included in our membership statistics for THE Club.
Operation and Management of the Collections
Purchasers of points acquire interests in one of our five Collections that holds the real estate underlying the VOIs that we sell. These VOIs represent beneficial right-to-use interests in a trust or similar arrangement. We have entered into a trust agreement with each trustee, which holds legal title to the deeded fee simple real estate interests or, in some cases, leasehold real estate interests, for the benefit of the respective Collection’s association members in accordance with the applicable agreements. We use the same trustee for each of the U.S., California and Hawaii Collections. The trustee is an institution independent of us and has trust powers. A parallel trust agreement for the resorts located outside the United States is in place with another independent trustee. Through THE Club, members may use their points for accommodations at any of the 71 resorts that are within any of our five Collections, at any of our 144 affiliated resorts or on four cruise itineraries, as described above in "— Our Flexible Points-Based Ownership System and THE Club — THE Club."
Title to the properties included in our U.S. Collection, California Collection, Hawaii Collection and PVC has been transferred into the applicable trust in perpetuity. For each of these Collections, pursuant to the applicable trust and related agreements, we have the right to hold as inventory for sale a significant number of unsold points in the Collections. Further, in North America, we hold title (via subsidiary resort developer entities) to certain intervals which have not yet been transferred to a Collection. When these intervals are transferred to a Collection, we will receive an allocation of points. The majority of the common areas for resorts located in North America are owned by the related HOA. At certain locations, we own commercial space which we utilize for sales centers as well as other guest services, such as a gift shop, mini-market or a food and beverage facility.
Legal title to substantially all of our resort properties in Europe is generally held in one or more land-holding trusts for our benefit and the benefit of our interval owners, as applicable. A substantial portion of our beneficial interest in the resort properties is held by the European Collection for the benefit of the European Collection points owners through either leases or other contractual arrangements. For the most part, these leases and other contractual arrangements, as well as the use rights of our interval owners, have terms that expire beginning in 2054, at which point we generally regain full use of the underlying resort properties. In addition, we hold leasehold interests in five of our branded European resorts. We lease units for the exclusive use of the European Collection at two of these resorts under long-term leases expiring in 2054 and 2055. Additionally, THE Club leases three other resorts in Europe for its own use under an arrangement that expires in 2018 with two five-year renewal periods at our option.
Each Collection member is required to pay to the respective Collection a share of the overall cost of that Collection’s operations, which includes that Collection’s share of the costs of maintaining and operating the component resort units within that Collection. A specific resort property may have units that are included in more than one Collection, or have a combination of units owned by a Collection and by individual interval owners. To the extent that an entire resort property is not held completely within a specific Collection, each Collection pays only the portion of operating costs attributable to its interval ownership in that resort. Each Collection member’s annual maintenance fee is composed of a base fee, a fee for THE Club and a per point fee based on the number of points owned by the member. The annual maintenance fee is intended to cover all applicable operating costs of the resort properties and other services, including, but not limited to, reservations and customer service, reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources, information technology, Interval International external exchange fees and funding of replacement and refurbishment reserves for the underlying resorts. As an example, the average maintenance fee for a holder of points equivalent to one week at one of our resorts is approximately $980. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of replacement and refurbishment reserves available. If the member does not pay annual maintenance fees or any assessment, the member’s use rights may be suspended, and the Collection may enforce its lien and recover the member’s points, subject to the rights of the member’s lender, if any. See “— Recovery of VOIs.”
Interval Ownership
In addition to points, we have historically marketed and sold intervals. We generally discontinued selling intervals in October 2007. An interval typically entitles the owner to use a fully-furnished vacation accommodation for a one-week period, generally during each year or in alternate years, usually in perpetuity. Typically, the owner holds either a fee simple ownership interest in a specific vacation accommodation or an undivided fee simple ownership interest in an entire resort. An interval owner has the right to stay only at the specific resort from which the interval owner has purchased the interval; however, many of our interval owners are also members of THE Club and thereby are entitled to stay at any resort in our network.
Each interval owner is required to pay an annual maintenance fee to the related HOA to cover the owner’s share of the cost of maintaining the property. The annual maintenance fee is intended to cover the owner’s share of all operating costs of the resort and other related services, including, but not limited to, reservations and customer service, reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources and information technology. In addition, the annual maintenance fee includes an amount for the funding of replacement and refurbishment reserves for the related resort to provide for future improvements when necessary. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of replacement and refurbishment reserves available. Annual maintenance fees for interval owners generally average between $500 and $1,500 per year for a one-week interval with the average being $884. If the owner does not pay the annual maintenance fees or any assessment, the owner’s use rights may be suspended, and the HOA may enforce its lien on the owner’s intervals, subject to the rights of the owner’s lender, if any. See “— Recovery of VOIs.” The amount of an interval owner’s annual maintenance fees and assessments is determined on a pro rata basis consistent with such person’s ownership interest in the resort. For purposes of this allocation, each of our Collections is assessed annual maintenance fees and assessments based on the intervals held by such Collection.
We have a number of programs in place to encourage and facilitate owners of our intervals to convert their intervals to points and join THE Club.
Recovery of VOIs
In the ordinary course of our business, we recover VOIs from our members as a result of (i) defaults on our members’ consumer loans for the purchase of their VOIs and (ii) failures by our members to pay their annual maintenance fee or any assessment, which failures may be due to, among other things, death or divorce and other life-cycle events or lifestyle changes. With respect to consumer loan defaults, we are able to exercise our rights as a secured lender to foreclose upon the VOI subject to our lien. From time to time, we also recover VOIs from members prior to default on their consumer loans, maintenance fees or assessments.
With respect to members who fail to pay their annual maintenance fee or any assessment, we have entered into inventory recovery agreements with each of our Collections and substantially all of our HOAs (other than those located in Europe). Each agreement provides that in the event that a member fails to pay these amounts, we have the option to enforce the rights of the HOA or Collection with respect to the subject VOI, which includes preventing members from using their points or intervals and, if the delinquency continues, recovering the property in the name of the HOA or Collection. These rights arise if a member fails to pay annual maintenance fees or any assessment that may be levied. The recovery process in the event that a member fails to pay assessments is consistent with the recovery process in the event that a member fails to pay annual maintenance fees. Our rights to recover VOIs for failure to pay annual maintenance fee or assessments are subject to any priority security interest encumbering such VOI, including any interest we hold as a lender on a consumer loan. We are responsible for payment of certain fees, ranging from 50% to 100% of the annual maintenance fees relating to defaulted intervals or points. Depending upon whether the VOI in default is intervals or points, recovery is effected through a foreclosure proceeding or by contract termination. The recovery of points is more efficient than the recovery of intervals, because the recovery of intervals is governed by local real estate foreclosure laws that significantly lengthen recovery periods and increase the cost of recovery.
Under the terms of our inventory recovery agreements, we are granted full use of the inventory recovered as a result of delinquent annual maintenance fees or assessments for rental and marketing purposes, and we are under no obligation to commence recovery proceedings. Generally, when we recover intervals, we pay from approximately one to three years worth of annual maintenance fees on such intervals. Upon recovery, the HOA or Collection transfers title to the VOI to us, and we are responsible for all annual maintenance fees and assessments thereafter. We have oral agreements with most of our European HOAs that provide us similar rights with respect to recovering delinquent VOIs. After recovery, VOIs are returned to our inventory and become available for sale. Although we recover inventory in the form of intervals as well as points, all inventory recovered is sold in the form of points. Recovered intervals are transferred to one of our Collections and become part of our points-based system.
Significant adverse developments in the performance of the consumer loans we sell and securitize could negatively impact our business. For example, if default rates for our borrowers were to increase significantly, buyers of, or lenders whose loans are secured by, our consumer loans may reduce the amount of availability under our existing securitization and conduit facility, or increase the interest costs associated with such facilities. Such higher default rates could also affect our ability to enter into future conduit and securitization transactions on acceptable terms. Moreover, under the terms of our securitization facilities, in the event of defaults by customers in excess of stated thresholds, we may also be required to pay substantially all of our cash flow from our retained interest in the underlying receivables portfolios to the parties who purchased the receivables from us. In any of such events, our financial condition and liquidity may be materially adversely affected. As of December 31, 2011, the approximate percentage of VOI owners in the United States that have been delinquent on the payment of annual maintenance fees or assessments was 9.2% relating to 2011 dues, 8.6% relating to 2010 dues and 7.3% relating to 2009 dues. Beginning in 2009, our default rates on financed sales have increased, but we have maintained a default rate between 6.8% and 9.9% (as measured on a three month rolling average annualized). VOIs recovered through the default process are added to our existing inventory and resold at full retail value. We recovered approximately 3.0% of our previously sold VOIs in the ordinary course of our business over each of the past three years.
Our Services
           Hospitality and Management Services. We manage 71 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe, as well as the Collections. As the manager of our branded resorts and our Collections, we provide billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for our branded resorts we also provide an online reservation system and customer service contact center, operate the front desks and amenities such as golf courses, food and beverage venues and retail shops, and furnish housekeeping, maintenance and human resources services.
HOAs. Each of our branded resorts, other than certain resorts in our European Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of our Collections) and may also include representatives appointed by us as the developer of the resort. As a result, we may be entitled to voting rights with respect to directors of a given HOA by virtue of (i) our ownership of intervals at the related resort, (ii) our control of the Collections that hold intervals at the resort and/or (iii) our status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all branded resorts, is us. The European Collection manages the 19 European branded resorts that do not have an HOA. We serve as the HOA for two resorts in St. Maarten and earn maintenance fees and incur operating expenses at these two resorts.
Our management fees are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of our overhead related to the provision of management services) incurred by the HOA. Most of our current management agreements are priced at cost plus a range of 10% to 15%. Unlike typical commercial lodging management contracts, our management fees are not impacted by changes in a resort’s ADR or occupancy level. Our management fees are included in the budgets prepared by each HOA, which determine the annual maintenance fee charged to each owner. One of the management services we provide to the HOA is the billing and collection of annual maintenance fees on the HOA’s behalf. Annual maintenance fees for a given year are generally billed during the previous November, collected by January and deposited in a segregated or restricted account we manage on behalf of the HOA. As a result, a substantial portion of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Our HOA management contracts typically have initial terms of three to five years with automatic one-year renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of our Collections) prior to each renewal period, other than in some limited circumstances involving cause. No HOA has terminated any of our management contracts during the past five years, with the exception of one immaterial HOA management contract. We generally have the right to terminate our HOA management contracts at any time upon notice to the HOA.
          Collections. Each of our Collections is operated through a collection association, which is administered by a board of directors. With the exception of the PVC, directors are elected by the Collection's points holders. We own a significant number of points in each of the Collections, which we hold as inventory. The board of directors of each Collection hires a company to provide management services, which in each case is us.
As with our HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of our overhead) incurred by the Collection. Most of our current Collection management agreements are priced at cost plus 15%. Our management fees are included in the budgets prepared by each collection association, which determines the annual maintenance fee charged to each owner. One of the management services we provide to our Collections is the billing and collection of annual maintenance fees on the Collection’s behalf. Annual maintenance fees for a given year are generally billed during the previous November, collected by January and deposited in a segregated account we maintain on behalf of each Collection. As a result, a substantial portion of our fees for February through December of each year are collected from owners in advance. In each of the past two years, over 70% of annual maintenance fees have been collected by the end of February of such year. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Our Collection management contracts generally have initial terms of three to five years, with automatic three to five year renewals. These contracts can generally only be terminated by the Collection upon a vote of the Collection’s members prior to each renewal period, other than in some limited circumstances involving cause. No Collection has terminated any of our management contracts during the past five years. We generally have the right to terminate our Collection management contracts at any time upon notice to the Collection.
          Sales and Marketing of VOIs. We market and sell VOIs that provide access to our network of 71 branded and 144 affiliated resorts and four cruise itineraries. Since October 1, 2007, we have marketed and sold VOIs primarily in the form of points.
We currently employ an in-house sales and marketing team at 24 locations and also maintain agency agreements with independent sales organizations at 12 locations. Our sales representatives utilize a variety of marketing programs to generate prospects for our sales efforts, including targeted mailing, telemarketing, gift certificates, presentations at our resorts targeted to current members, guests and renters, overnight mini-vacation packages and various destination-specific local marketing efforts. Additionally, we offer incentive premiums in the form of tickets to local attractions and activities, hotel stays, gift certificates or free meals to guests and other potential customers to encourage attendance at sales presentations. We also offer volume discounts for purchasers of a large number of points.
We close our VOI sales primarily through in-person sales presentations, or tours. These presentations occur at sales centers (most of which are located in our branded resorts) and include a tour of our resort properties, and an in-depth explanation of our points-based VOI system and the value proposition it offers our members.
Purchases are completed through tours by our salespeople at selected resorts, our sales centers and our call centers. A relatively small portion of our sales, principally sales of additional points to existing members, are closed through our call centers. We have 36 sales centers across the globe, 33 of which are located at our branded and managed resorts, two of which are located at our affiliated resorts and one of which is located off-site. The sales representatives we employ receive base compensation plus variable compensation determined by performance.
Our marketing efforts are principally directed at the following channels:

•	our existing member base;

•	participants in third-party vacation ownership exchange programs, such as Interval International or RCI, who stay at our resorts;

•	renters who stay at our resorts;

•	member referrals;

•	off property contacts who are solicited from the premises of hospitality, entertainment, gaming and retail locations; and

•	other people who we target through the various marketing programs described above.
Although the principal goal of our marketing activities is the sale of points, in order to generate additional revenue and offset the carrying cost of our VOI inventory, we use a portion of the points and intervals which we own to rent accommodations. We generate rentals through direct consumer marketing, travel agents, websites and vacation package wholesalers. We believe that our rental operations, in addition to providing us with supplemental revenue, provide us with a good source of potential customers for the purchase of points.
Consumer Financing of VOIs. We provide loans to eligible customers who purchase VOIs through our U.S. sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. Our minimum required down payment is 10%. Since October 2008, our average cash down payment has been 16.1% and the average initial equity contribution for new VOI purchases (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) has been 29.6%, which has resulted in an average combined equity contribution of 45.7% for new VOI purchases. As of December 31, 2011, our loan portfolio (which includes loans that have been written off for financial reporting purposes due to payment defaults and delinquencies but which we continue to administer) was comprised of approximately 57,000 loans with an outstanding aggregate loan balance of approximately $480.1 million. As of such date, approximately 13.7% of our approximately 418,000 owner-families had a loan outstanding with us.
We underwrite each loan application to assess the prospective buyer’s ability to pay through the credit evaluation score methodology developed by FICO based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In 2000, we instituted credit underwriting, which has helped us establish high quality consumer loan portfolios. As of December 31, 2011, the weighted average FICO score for our borrowers across our existing loan portfolio was 705, and the weighted average FICO score for our borrowers on loans originated since October 2008 was 759.
Our consumer finance servicing division includes underwriting, collection and servicing of our consumer loan portfolio. Collections and delinquencies are managed utilizing current technology to minimize account delinquencies and maximize cash flow. We generally sell or securitize a substantial portion of the consumer loans we generate from our customers through conduit and securitization financings. We also act as servicer for consumer loan portfolios, including those sold or securitized through conduit or securitization financings, for which we receive a fee.
Through an arrangement with a leading financial institution in the United Kingdom, we broker financing for qualified customers who purchase points through our European sales centers.
During the twelve month period prior to October 2008, approximately 67% of the sales of our VOIs were financed by us. In response to the economic downturn, in October 2008 we implemented a sales strategy to increase the cash sales of VOIs, which included offering discounts for purchases paid in cash and raising the interest rates applicable to financed purchases. As a result of these changes, the percentage of sales we financed from October 2008 through September 2011 was 34.6%. On October 1, 2011, in response to some stabilization in the consumer markets and in order to improve profitability of our VOI sales and marketing operations, we eliminated incentives for cash VOI purchases to generate more balance between financed sales and cash sales of VOIs. From October 1, 2011 to December 31, 2011, we financed 65.2% of our VOI sales.
Our securitization notes, conduit facility and Quorum facility are collateralized by mortgages and consumer contract loans receivable and their related VOIs. These VOIs are made up of both points and deeded intervals. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" for additional information regarding our financing activities.
Competition
In our Hospitality and Management Services segment, our competition includes pure real estate and hospitality management companies, as well as the VOI companies which contain hotel management operations, some of which are noted below. Our competitors may seek to compete against us based on the pricing terms of our current hospitality management contracts. Our competitors may also compete against us in our efforts to expand our fee-based income streams by pursuing new management contracts for resorts that are not currently part of our network.
In our Vacation Interest Sales and Financing business, we compete for prospects, sales leads and sales personnel from established, highly visible vacation ownership resort operators, as well as a fragmented array of smaller operators and owners. In developing, marketing and selling VOIs, we compete against the vacation ownership divisions of several established hospitality companies. These companies include Bluegreen Corporation, Disney (Disney Vacation Club), Four Seasons Resorts and Hotels, Hilton (Hilton Grand Vacations), Marriott (which operates Marriott Vacation Club, the Ritz-Carlton Club, Horizons by Marriott and Marriott Grand Residence Club), Starwood (Starwood Vacation Ownership) and Wyndham Worldwide (which operates Fairfield Resorts and Trendwest Resorts). In addition, in certain markets, we also compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resort locations and thus compete with us in the future. We believe that the vacation ownership industry will continue to consolidate in the future, driven in part by the contraction of financing sources to the industry as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In our rental of VOIs, we compete not only with all of the foregoing companies, but also with traditional hospitality providers such as hotels and resorts.

In our consumer financing business, we compete with numerous subsets of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These services permit purchasers to utilize a home equity line of credit, mortgage, credit card or other instrument to finance their purchase. We believe that we provide a convenient and competitive financing package to customers.
Governmental Regulation
Our marketing and sale of VOIs and other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where we market and sell VOIs. Federal legislation that is or may be applicable to the sale, marketing and financing of VOIs includes the Federal Trade Commission Act, the Fair Housing Act, the Americans with Disabilities Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980, the Bank Secrecy Act, the USA Patriot Act and the Civil Rights Acts of 1964, 1968 and 1991.
In addition, the majority of states and jurisdictions where our resorts are located extensively regulate the creation and management of vacation ownership resorts, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and multi-site reservation systems. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of the interest the right to rescind a purchase contract during the specified rescission period provided by law. Rescission periods vary by jurisdiction in which we operate, but typically are five to 15 days from the date of sale.
The Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, Diamond Resorts U.S. Collection Development, LLC is required to register pursuant to the Florida Timesharing and Vacation Plan Act, Florida Statutes Chapter 721. Such registrations, or any formal exemption determinations, for the Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Collections by the regulatory body, nor relieve us or of our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Collections’ compliance therewith. A determination that specific provisions or operations of the Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on us, the Collections' trustee, the related collection association or the related consumer loans. Such noncompliance could also adversely affect the operation of the Collections or the sale of points within the existing format of the Collections, which would likely increase costs of operations or the risk of losses resulting from defaulted timeshare loans.
Furthermore, most states have other laws that apply to our activities, such as real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we subscribe to state Do Not Call, or DNC, lists for every state into which we make telemarketing calls, as well as the federal DNC list. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
In addition to government regulation relating to the marketing and sales of VOIs, the servicing and collection of consumer loans is subject to regulation by the federal government and the states in which such activities are conducted. These regulations may include the federal Fair Credit Reporting Act, the Fair Debt Collections Practice Act, the Electronic Funds Transfer Act and Regulation B, the Right to Financial Privacy Act, the Florida Consumer Collection Practices Act, the Nevada Fair Debt Collection Practices Act and similar legislation in other states.
Certain state and local laws may also impose liability on property developers with respect to construction defects discovered by future owners of such property. Under these laws, future owners of VOIs may recover amounts in connection with repairs made to a resort as a consequence of defects arising out of the development of the property.
In addition, from time to time, potential buyers of VOIs assert claims with applicable regulatory agencies against VOI salespersons for unlawful sales practices. These claims could have adverse implications for us in negative public relations, potential litigation and regulatory sanctions.
A number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that we are subject to and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. Because some accessibility laws impose ongoing obligations, we are likely to incur additional costs to improve the accessibility of our resorts based upon our percentage ownership. These costs, however, are not expected to have a material adverse effect on our business, results of operations or financial condition. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If an HOA at a resort was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs might cause vacation interest owners to default on their mortgages or cease making required HOA assessment payments. In addition, the HOA under these circumstances may pursue the resort developer to recover the cost of any corrective measures. We are not aware of any noncompliance with accessibility laws that management believes would have a material adverse effect on our business, results of operations or financial condition.
Prior to October 2008, a portion of our other sales in the United States were made through independent sales agents who provided services to us under independent contractor agreements. From October 2008 to April 2011, we sold VOIs in the United States solely through our employees, with the exception of two locations, where we conducted sales through a contractual relationship with a third-party operator. The contract with the third-party operator was terminated in April 2011 and we currently sell VOIs in the United States solely through our employees.
In Europe, we currently sell VOIs through employees and independent distributors. In December 2008, we converted a large number of sales agents in Spain, the United Kingdom, Portugal and France from independent contractors to employees. We did not withhold payroll taxes from the amounts paid to such persons during the time they were independent contractors. In the event the federal, state or local taxing authorities in foreign jurisdictions were to successfully classify such independent sales agents as our employees, rather than as independent contractors, we could be liable for back payroll taxes and termination indemnities as required by local law and such amounts could have a material impact on our financial position and results of operations.
In addition, the U.S. Department of Labor is currently conducting an audit of our labor practices. We do not expect the outcome of this audit to have a material impact on our financial position and results of operations.
The marketing and sale of our points-based VOIs and our other operations in Europe are subject to national regulation and legislation. Directive 2008/122/EC of the European Parliament ("the Directive") regulates vacation ownership activities within the European community (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European community no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has been or will shortly be implemented in all other member states as well as in Norway which although not a member of the European community is a member of the European Economic Area. The Directive (i) requires delivery of specified disclosure (some of which must be provided in a specified format), (ii) requires a “cooling off” rescission period of 14 calendar days; and (iii) prohibits any advance payments in all member states.
Prior to February 23, 2011, vacation ownership activities within the European community were governed by the European Timeshare Directive of 1994 (94/47/EC) (or the 1994 Directive).
Other United Kingdom laws which are applicable to us include the Consumer Credit Act 1974 as amended by the Consumer Credit Act 2006, the Consumer Credit Regulations 1983, the Consumer Credit Regulations 2007, the Misrepresentation Act 1967, the Unfair Contract Terms Act 1977, the Unfair Terms in Consumer Contracts Regulations 1999 (as amended), the Consumer Protection from Unfair Trading Regulations 2008, the Package Travel, Package Holidays and Package Tours Regulations 1992 and various amending legislation, the Data Protection Act 1998 and the Privacy and Electronic Communications (EC) Regulations 2003, the Disability Discrimination Act 1995 as amended, the Race Relations Act 1976, the Employment Rights Act 1996, the Environmental Protection Act 1990, the Clear Air Act 1993, the Companies Act 2006 and the Trade Descriptions Act 1968. The Timeshare Act 1992 has an extra-territorial effect when United Kingdom residents purchase VOIs in accommodations located in other European Economic Area states. All of the countries in which we operate have consumer and other laws that regulate our activities in those countries.
We believe that we are in compliance with all applicable governmental regulations, except where non-compliance would not reasonably be expected to have a material adverse effect on us.
Seasonality
Historically, our fiscal quarter ended September 30 has produced the strongest operating results because this period coincides with the typical summer seasonality of the vacation ownership industry and the greater number of families vacationing. Our fiscal quarter ended March 31 has historically produced the weakest operating results primarily due to the effects of reduced leisure travel.
Insurance
We generally carry commercial general liability insurance. With respect to resort locations that we manage and for corporate offices, we and the HOAs carry manuscript all-risk property insurance policies with fire, flood, windstorm and earthquake coverage as well as additional coverage for business interruption arising from insured perils. Further, we carry pollution insurance on all branded resort and administrative locations, which covers multiple perils, including exposure to legionnaire's disease. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort owners and operators. There are certain types of losses, such as losses arising from acts of war or terrorism, that are not generally insured because they are either uninsurable or not economically insurable.
Intellectual Property

We own and control a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights, including, but not limited to Diamond Resorts International®, THE Club®, Polo Towers®, Relaxation . . . simplified®, Diamond Resorts®, DRIvingSM and The Meaning of Yes®, which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us. In addition, we have developed certain proprietary software applications that provide functionality to manage lead acquisition, marketing, tours, gifting, sales, contracts, member profiles, maintenance fee billing, property management, inventory management, yield management and reservations.

Environmental Matters

The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property, and each of the HOAs maintains insurance policies to insure against such costs and potential environmental liabilities. If an HOA is subject to any such loss, we may be responsible for a portion of such loss as a result of our ownership of VOIs in the HOA. As a result, any such uninsured losses could have a material adverse effect on our results of operations. Furthermore, any substantial assessments charged to the HOAs as a result of any of these items could cause customer dissatisfaction and harm our business and reputation. Additionally, for any resorts in which we own common areas, we maintain insurance and are directly responsible for the costs and liabilities described above.

Employees
As of December 31, 2011, we had approximately 5,500 full and part-time employees. Our employees are not represented by a labor union, with the exception of 145 employees in St. Maarten and 278 employees in Hawaii. Certain of our employees in Europe are also represented by unions. Other than these matters, we are not aware of any union organizational efforts with respect to our employees at any other locations.
Company History
Diamond Resorts Corporation, formerly Sunterra Corporation, was incorporated under the name KGK Resorts, Inc. in May 1996, completed an initial public offering in August 1996 and became known as Sunterra Corporation in 1998. Sunterra Corporation sought protection under Chapter 11 of the Bankruptcy Code in May 2000 as a result of defaults on its senior unsecured notes and its secured credit facilities. Sunterra Corporation fulfilled the conditions to the effectiveness of its plan of reorganization and emerged from Chapter 11 in July 2002.
In 2006, Sunterra Corporation’s common stock was delisted from The NASDAQ Stock Market as a result of, among other things, the resignation of Sunterra Corporation’s auditors and the withdrawal of their certification of Sunterra Corporation’s financial statements. In addition, Sunterra Corporation became subject to an SEC civil investigation and was named as defendant in two securities class action lawsuits. The SEC investigation was concluded without further action and both lawsuits have been settled.
In April 2007, Diamond Resorts Parent, LLC, through a wholly-owned subsidiary, acquired Sunterra Corporation by merger. Sunterra Corporation’s existing equity was canceled and it became a wholly-owned indirect subsidiary of Diamond

Resorts Parent, LLC. In addition, Sunterra Corporation changed its name to Diamond Resorts Corporation.

ITEM 1A.     RISK FACTORS

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this annual report, press releases made by us, and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below:
Our substantial level of indebtedness could adversely affect us.
As of December 31, 2011, we had total principal indebtedness of $757.1 million (excluding original issue discounts, payments in transit and 10% participation interest), which includes $425.0 million of the outstanding balance under the 12% senior secured notes due 2018 ("Senior Secured Notes"), $2.0 million of other recourse indebtedness, and $330.1 million of non-recourse indebtedness under our securitization notes and borrowings of our unrestricted subsidiaries.
Our substantial indebtedness could have important consequences, including the following:

•	our level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the Senior Secured Notes, including any repurchase obligations that may arise thereunder;

•
our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets;

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our level of indebtedness could place us at a competitive disadvantage to competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.
Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We may incur substantially more debt and any such future indebtedness could increase the risks that we face.
Despite our current level of indebtedness, we will be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the Senior Secured Notes place restrictions on, but do not prohibit, us from doing so. In addition, the indenture governing the Senior Secured Notes allows us to issue additional notes or incur other indebtedness under certain circumstances which will also be guaranteed by the guarantors and will share in the collateral that will secure the Senior Secured Notes and guarantees. The indenture governing the Senior Secured Notes also allows our foreign subsidiaries and our special purpose vehicles to incur additional debt, which would be structurally senior to the Senior Secured Notes. As of December 31, 2011, our unrestricted subsidiaries had total non-recourse indebtedness of $134.4 million, which includes $2.0 million owed to Diamond Resorts Corporation that is eliminated on a consolidated basis. The indebtedness of our special purpose vehicles is, and is expected to continue to be, substantial. In addition, the indenture governing the Senior Secured Notes does not prevent us from incurring other liabilities that do not constitute “Indebtedness,” as such term is defined in the indenture. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance our debt obligations depends on our future financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the Senior Secured Notes and our other indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations, which might not be successful.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
We are a holding company, and all of our tangible assets, VOIs and consumer loans are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of the indenture governing the Senior Secured Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other distributions to us, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.
The indenture that governs the Senior Secured Notes and the agreements governing other debt obligations contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on our assets;

•	pay dividends or make other equity distributions;

•	purchase or redeem equity interests or subordinated debt;

•	make certain investments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	engage in transactions with affiliates.
As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Unfavorable general economic conditions have adversely affected our business and could result in decreased demand for VOIs and our ability to obtain future financing.
Over the past several years, our business has been adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies resulting, in part, from the instability of global financial markets and regional economies caused by the ongoing European debt crisis, high unemployment, a decrease in discretionary spending, a decline in housing and real estate values, limited availability of financing and geopolitical conflicts. ARDA reported aggregate VOI sales in 2010 in the United States of $6.4 billion, reflecting an increase of $0.1 billion, or 1.6%, from 2009. ARDA reported aggregate VOI sales in 2009 in the United States of $6.3 billion, reflecting a decline of $3.4 billion, or 35%, from 2008. ARDA’s reported aggregate VOI sales in 2008 of $9.7 billion reflected a decline of $0.9 billion, or 8.5%, from 2007. If such conditions continue or deteriorate further, our business and results of operations may be further adversely impacted, particularly if the availability of financing for us or for our customers is limited, or if changes in general economic conditions adversely affect our customers’ ability to pay amounts owed under our consumer loans, maintenance fees, or assessments. In addition, because our operations are conducted solely within the vacation ownership industry, any further adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, interruptions or changes in travel and vacation patterns, changes in governmental regulation of the industry, continued unavailability of financing for purchasers of VOIs, the declaration of bankruptcy or credit defaults by other vacation ownership companies or negative publicity about the industry, could have a material adverse effect on our business.
We have incurred net losses in the past and may not experience positive net income in the future.
We have incurred net losses in the past and we expect to incur net losses in the future. As of December 31, 2011, our accumulated deficit was $251.1 million. Excluding a non-recurring gain on bargain purchase from business combination of $14.3 million in 2011, our net losses for the years ended December 31, 2011, 2010 and 2009 were $4.0 million, $19.2 million, and $21.0 million, respectively. We have incurred net losses since our acquisition of Sunterra Corporation in 2007, and we may not experience positive net income in the future.

We derive a substantial portion of our revenue through contracts with HOAs to manage resort properties and with our Collections. The expiration, termination or renegotiation of these management contracts could adversely affect our business and results of operations.
We are party to management contracts relating to 71 properties and our five Collections, under which we receive fees for providing hospitality management services. During the years ended December 31, 2011, 2010 and 2009, we earned management fees under these contracts of $56.9 million, $48.1 million and $41.0 million, respectively, representing approximately 14.5%, 13.0% and 10.0% of our total consolidated revenue for such periods, respectively, and our hospitality and management services business accounts for a significantly greater percentage of our adjusted EBITDA, as defined in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Presentation of Certain Financial Metrics." Although we created the Collections and sell interests in them, the boards of directors of the HOAs and collection associations are responsible for authorizing these agreements, and negotiate and enforce the terms of these agreements as fiduciaries of their respective resort properties and Collections. Furthermore, some state regulations impose limitations on the amount of fees that we may charge HOAs and Collections for our hospitality management services. Our management contracts generally have three to five year terms and are automatically renewable, but provide for early termination rights in certain circumstances. To the extent our management contracts expire, are terminated or are not renewed, or if the contract terms are renegotiated in a manner adverse to us, our business and results of operations would be adversely affected.
In addition, our growth strategy contemplates our acquisition of and entry into new management contracts. We face significant competition to secure new contracts, and may be unsuccessful in doing so on favorable terms, if at all.
Our business plan historically has depended on our ability to sell, securitize or borrow against the consumer loans that we generate, and our liquidity, financial condition and results of operations would be adversely impacted if we are unable to do so in the future.
We generally offer financing of up to 90% of the purchase price to customers who purchase VOIs through our U.S. sales centers. Since October 2011, approximately 65.2% of our purchasers of VOIs utilized our in-house financing. Our ability to borrow against or sell our consumer loans has been an important element of our continued liquidity, and our inability to do so in the future could have a material adverse affect on our liquidity and cash flow. Furthermore, our ability to generate sales of VOIs to customers who require financing may be impaired to the extent we are unable to borrow against such loans on acceptable terms.
In the past, we have sold or securitized a substantial portion of the consumer loans we generated from our customers. Since 2007, the markets for notes receivable facilities and receivable securitization transactions have been negatively impacted by severe problems in the residential mortgage markets and credit markets which, together with the associated reduction in liquidity, have resulted in reduced availability of financing and less favorable pricing. Although we completed a securitization transaction in early 2011 and believe that the securitization market for our consumer loans has improved, if we are unable to continue to participate in securitization transactions on acceptable terms, our liquidity and cash flows would be materially and adversely affected. In response to the recent credit crisis, we sought to reduce our consumer finance activities by, among other things, providing incentives for cash purchases of VOIs. Although these initiatives reduced our reliance on the securitization markets, they have had a negative impact on our VOI sales, profit margins and our net interest income from our consumer loan activities. Moreover, if we cannot offer financing to our customers who purchase VOIs through our U.S. sales centers, our sales will be adversely affected.
Additionally, we have historically relied on conduit and, more recently, loan sale financing facilities to provide working capital for our operations. Both conduit and loan sale financings are asset-backed commercial finance facilities, either secured by, or funded through the sale of, certain of our consumer loans. The initial maturities of our consumer loans are typically 10 years, and the term of a typical conduit facility is 364 days. Our 2008 conduit facility presently has an 18-month term and our $40.0 million Quorum loan sale facility completed on April 30, 2010 ("Quorum Facility") has a two-year funding term. If we are unable to extend or refinance our existing conduit or loan sale facilities by securitizing our consumer loan receivables or entering into new conduit or loan sale facilities, our ability to access sufficient working capital to fund our operations may be materially adversely affected and we may be required to curtail our sales, marketing and consumer finance operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional information.
At the present time, we do not have a revolving line of credit in place to provide short-term liquidity for our operations. As a result, to the extent that our conduit facility and our operating cash flow are not sufficient to meet our short-term working capital requirements, our ability to sustain or expand our existing operations will be impaired.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by adverse economic conditions, terrorism, man-made disasters and acts of God, may adversely affect us.
A substantial amount of our VOI sales activities occur at our resort locations, and the volume of our sales correlates directly with the number of prospective customers who visit our resorts each year. The number of visitors to our resorts depends upon a variety of factors, some of which are out of our control, such as weather conditions and travel patterns generally or the potential impact of natural or man-made disasters such as the aftermath of the earthquake and tsunami in Japan, the recent oil spill in the Gulf of Mexico, or the recent violence in certain regions of Mexico. For example, we experienced a decline in visitors to our European resorts as a result of the eruption of the Eyjafjallajökull volcano in Iceland in May 2010. More generally, the travel industry has been hurt by various events occurring over the last several years, including the effects of weak domestic and global economies. A sustained downturn in travel patterns, including as a result of increases in travel expenses such as higher airfares or gasoline prices, could cause a reduction in the number of potential customers who visit our resorts. In addition, continuing concern about terrorist acts directed against the United States and foreign citizens, transportation facilities and assets and travelers’ fears of exposure to contagious diseases, such as the H1N1 virus, may reduce the number of tourists willing to fly or travel to our resorts in the future, particularly if new significant terrorist attacks or disease outbreaks occur. If we experience a substantial decline in visitors to our resorts, our VOI sales would likely decline and our business and results of operations would be adversely affected.
Our future success depends on our ability to market VOIs successfully and efficiently, including sales of upgrades to our existing ownership base.
We compete for customers with hotel and resort properties and with other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products to those leads, are essential to our success. We have incurred and will continue to incur significant expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and our business and results of operations would be adversely affected. In addition, a significant portion of our sales are upgrades purchased by existing owners, and our results of operations depend in part on our ability to continue making sales to our ownership base. While we expect to continue making sales of upgrades to our existing ownership base, our recent rate of sales to existing owners may not be sustainable in future periods. To the extent we are not able to maintain our sales of upgrades to existing owners, our results of operations would be adversely affected.
If we experience a significant decline in our inventory of points available for sale, we may be required to expend more capital to acquire or build new resorts, which would negatively impact our financial condition and results of operations.
We have entered into inventory recovery agreements with substantially all of the HOAs we manage, together with similar agreements with all of our Collections, pursuant to which we recapture VOIs either in the form of points or intervals, and bring them into our inventory for sale to customers. During the past two years, approximately 3.0% of our previously sold points or intervals were recovered by us each year pursuant to these agreements. In addition, our recent acquisitions of ILX and Tempus have provided us with additional VOI inventory, and planned future acquisitions may include additional inventory. However, the volume of points or intervals recovered by us could decline in the future for a variety of reasons, including as a result of termination or non-renewal of our inventory recovery agreements. For example, if the economy improves, our members may be less likely to fail to pay their annual fees or default on their consumer loans. In addition, if a viable VOI resale market were to develop in the future, our members may choose to resell their interests to third parties. Further, in the event applicable state law makes it more difficult to recover points or intervals, it could extend the time required to consummate a recovery or otherwise make it more difficult to consummate such recoveries. An increased level of sales of VOIs would also reduce our inventory available for sale. If our inventory available for sale were to decline significantly, we may need to make significant capital expenditures to replenish our inventory by purchasing points or intervals or building new resorts. Alternatively, we would need to substantially reduce the volume of our VOI sales. Accordingly, our business and results of operations would be materially adversely affected.
If the volume of our inventory of points held by us was to significantly increase, our carrying costs with respect to that inventory will increase, which could adversely affect our financial condition and results of operations.
Our ability to maintain an optimal level of points or intervals in inventory for sale to customers is dependent on a number of factors, including fluctuations in our sales levels and the amount of inventory recovered through consumer loan and association fee defaults. If the amount of inventory recovered increases at a faster rate than VOI sales, or if VOI sales levels do not keep pace with inventory recovery levels, the volume of our inventory of points or intervals may increase at a greater rate than desired. We incur carrying costs associated with our VOI inventory, as we are obligated to pay HOA annual maintenance fees and assessments on any VOIs held in inventory. These increased carrying costs resulting from increased inventory of points or intervals could adversely affect out financial condition and results of operations.

A portion of our revenue is derived from our rental of resort units, and our future results may be adversely impacted if we are unable to rent a sufficient number of available units at our resorts.
Under our inventory recovery agreements, we are required to pay maintenance and assessment fees to the HOAs and Collections, including any past due amounts, for any VOIs that we have recovered. We are also obligated to pay to the HOAs and Collections cleaning fees for room stays incurred by our customers. See Item 1, “Business — Recovery of VOIs.” In order to offset these expenses and generate revenue from VOIs in our inventory, we rent the available units. In 2011 and 2010, we generated approximately $56.9 million and $39.5 million in rental revenue, respectively, which were not sufficient to cover the carrying costs related to the VOIs that we own for those two years. Our ability to rent units is subject to a variety of risks common to the hospitality industry, including competition from large and well-established hotels, changes in the number and occupancy and room rates for hotel rooms, seasonality and changes in the desirability of geographic regions of the resorts in our network. If we are less successful in obtaining customers to rent the available units, our cash flow, results of operations and business will be adversely affected.
The disruption of the use by our members of THE Club reservation system could result in customer dissatisfaction and harm our reputation and business.
Our ability to maintain a reservation system is essential to our business. Any disruption in our ability to provide the use of our reservation system to the purchasers of our VOIs could result in customer dissatisfaction and harm our reputation and business. In addition, without the benefits of that reservation system, the resale value and marketability of our VOIs may decline, and our members may choose to withhold payments or default on their VOI loans.
We rely on external exchange program affiliations as important sources of sales prospects and leads, and our loss of any such affiliations in the future may adversely impact our results of operations.
We have an affiliation agreement for an external exchange program with Interval International, which complements our own internal vacation ownership exchange program, THE Club. As a result of this affiliation, members of THE Club may use their points to reserve the use of a vacation accommodation at the resorts we manage, our resorts affiliated with THE Club as well as more than 2,500 resorts worldwide that participate in Interval International. Similarly, interval owners at our managed resorts may join either Interval International or RCI, as their HOA constitutions dictate. Such interval owners may then deposit their deeded intervals in exchange for an alternative vacation destination. When our points and intervals are exchanged through Interval International or RCI, this inventory is made available to owners from other resorts. These individuals are valuable potential customers for our VOI sales. If we fail to maintain our external exchange program affiliations, or if the number of individuals exchanging interests in other programs to stay at our resorts through these programs decline substantially, our sales and results of operations may be adversely affected. In addition, a loss of any such affiliations may result in customer dissatisfaction and have an adverse impact on the value of our VOIs, as there would be fewer vacation accommodation options in our network.
We are dependent on the managers of our affiliated resorts to ensure that those properties meet our customers’ expectations.
The members of THE Club have access to the 144 affiliated resorts and four cruise itineraries in our network. We do not manage, own or operate these resorts and, while we have certain contractual rights under our affiliation agreements, we have limited ability to control their management. Although we could elect to terminate our affiliation with substantially all of these resorts if they fail to meet our standards of quality, we may still retain VOIs in them for which we have incurred acquisition costs and continue to incur maintenance costs. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged.
The resale market for VOIs could adversely affect our business.
Resales of VOIs generally are made at sales prices substantially below their original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our VOI sales efforts. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our sales and our sales prices. Furthermore, the volume of VOI inventory that we recapture each year may decline if a viable secondary market develops, which could adversely affect our business and results of operations.
We are subject to certain risks associated with our development and management of resort properties.
Through our development and management of resorts and ownership of VOIs, we are subject to certain risks related to the physical condition and operation of our resort properties. For example, our financial condition and results of operations may be adversely impacted by:

•	the presence of construction or repair defects or other structural or building damage at any of our resorts, including resorts we may develop in the future;

•	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to our resorts;

•
any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms and from any increases in the frequency or severity of such occurrences due to climate change;

•	any losses arising from acts of war, civil unrest and terrorism; and

•	claims by employees, members and their guests for injuries sustained on our resort properties.
With the exception of acts of war, civil unrest and terrorism, which generally are not insurable on economically feasible terms, we, the HOAs and the Collections maintain insurance to cover losses associated with the foregoing events. However, if an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we or the HOAs or Collections may be subject to significant costs. If an HOA or Collection is subject to any such loss, we will also be responsible for a portion of such loss to the extent of our ownership of VOIs in the HOA or Collection. As a result, any such uninsured losses could have a material adverse effect on our results of operations. Furthermore, any substantial assessments charged to the HOAs or Collections as a result of any of these items could cause customer dissatisfaction and harm our business and reputation. Additionally, for any resorts in which we own common areas, we maintain insurance and are directly subject to the risks set forth above.

In October 2011, the HOA of one of our managed resorts levied a $65.8 million water intrusion assessment to the owner-families of that resort, of which we owe $9.7 million. This assessment is payable in annual installments over the next five years beginning in January 2012 and the proceeds will be used to repair the water intrusion damage at this resort. We remitted the first installment payment by its due date. See Item 3, "Legal Proceedings" for additional information.
Our credit underwriting standards may prove to be inadequate, and we could incur substantial losses if the customers we finance default on their obligations. In addition, we rely on a third-party lender to provide financing to purchasers of our VOIs in Europe, and the loss of this customer financing source could harm our business.
We offer financing of up to 90% of the purchase price to purchasers of VOIs sold through our U.S. sales centers. We utilize a formal credit underwriting system as part of our domestic consumer finance activities; however, there is no assurance that this system will result in acceptable default rates or otherwise ensure the continued performance of our consumer loans. As of December 31, 2011, approximately 8.2% of our VOI consumer loans that we held, or which third parties held under sales transactions, were more than 30 days past due. Although in many cases we may have personal recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Even where permitted, the cost of doing so may not be justified. Historically, we have generally not pursued personal recourse against our customers, even when available. If we are unable to collect the defaulted amount due, we traditionally have foreclosed on the customer’s VOI or terminated the underlying contract and remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the often significant marketing, selling and administrative costs associated with the original sale, and we may have to incur a portion of such costs again to resell the VOI.
Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the United States. As of December 31, 2011, our loans to California, Arizona, Florida, and New York residents constituted 18.3%, 8.9%, 5.6% and 5.6% of our consumer loan portfolio, respectively. No other state or foreign country concentration accounted for in excess of 5.0% of our consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which we have significant loan concentration, such as California, Arizona, Florida or New York, could adversely affect our consumer loan portfolio, our business and our results of operations.
A significant increase in the delinquency rate applicable to our portfolio of consumer loans could adversely affect our financial condition and results of operations. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our sales, results of operations, financial position and liquidity.
Under the terms of our securitization facilities, we may be required, under certain circumstances, to (i) repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables or (ii) include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us.
Finally, we rely on a third-party lender to provide consumer financing for sales of our VOIs in Europe. If this lender discontinued providing such financing, or materially changed the terms of such financing, we would be required to find an alternative means of financing for our customers in Europe. If we failed to do so, our VOI sales in Europe may decline, and our results of operations would be adversely affected.
Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business.
Our business is dependent on our ability to access the securitization markets to finance our portfolio of consumer loans. Increases in interest rates, changes in the financial markets and other factors could increase the costs of our securitization financings, prevent us from accessing the securitization markets and otherwise reduce our ability to obtain the funds required for our consumer financing operations. Our business and results of operations are dependent on the ability of our customers to finance their purchase of VOIs, and in the United States we are currently one of the only lending sources available to these customers. Limitations on our ability to provide financing to our customers, or increases in the cost of such financing, could reduce our sales of VOIs and adversely affect our results of operations.
Our international operations are subject to risks not generally applicable to our domestic operations.
We manage resorts in 12 countries and have sales and marketing operations in eight countries. Our operations in foreign countries are subject to a number of particular risks, including:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	restrictions and taxes on the withdrawal of foreign investment and earnings;

•	the imposition of government policies and regulations against business and real estate ownership by foreigners;

•	foreign investment restrictions or requirements;

•	limitations on our ability to legally enforce our contractual rights in foreign countries;

•	regulations restricting the sale of VOIs, as described in “Business — Governmental Regulation;”

•	foreign exchange restrictions and the impact of exchange rates on our business;

•	conflicts in local laws with U.S. laws;

•	withholding and other taxes on remittances and other payments by our subsidiaries; and

•	changes in and application of foreign taxation structures, including value added taxes.
Fluctuations in foreign currency exchange rates may affect our reported results of operations.
We receive a portion of our revenues from our European managed resorts and European VOI sales, and these revenues are primarily received in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. The European debt crisis has contributed to recent financial market volatility. Coupled with the ongoing policy actions taken by central banks to support the financial system, exchange rates have remained volatile. Most recently, the Euro currency value has fluctuated as progress toward a solution to the sovereign debt crisis remains highly uncertain. The high inflation in newly-developed and emerging markets and capital flight to perceived stable investments have started to erode the strength of some local currencies. In most markets, exchange rates are market-determined, and all are impacted by many different macroeconomic and policy factors. As a result, it is likely that exchange rates will remain volatile.
Our industry is highly competitive and our business could be adversely affected by our inability to compete effectively.
The vacation ownership industry is highly competitive. We compete with various high profile and well-established operators, some of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Four Seasons Resorts, Hilton Hotels Corporation, Hyatt Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels and

Resorts Worldwide, Inc., The Walt Disney Company, Wyndham Worldwide Corporation and Bluegreen Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. If additional competitors adopt strategies and product offerings comparable to ours, such as by offering points-based VOI systems, we may lose our competitive advantage.
Our competitors could also seek to compete against us based on the pricing terms of our current hospitality management contracts, or in our efforts to expand our fee based income streams by pursuing new management contracts for resorts that are not currently part of our network. We may not be able to compete successfully for customers, and increased competition could result in price reductions and reduced margins, as well as adversely affect our efforts to maintain and increase our market share. Such competition could materially affect our results of operations.
We are subject to extensive regulation relating to the marketing and sale of vacation interests and the servicing and collection of customer mortgages and loans.
Our marketing and sale of VOIs and our other operations are subject to extensive regulation by the federal government and the state timeshare laws and, in some cases, the foreign jurisdictions where our VOIs are marketed and sold. Federal legislation that is or may be applicable to the sale, marketing and financing of our VOIs includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980 and the Civil Rights Acts of 1964, 1968 and 1991.
In addition, the majority of states and jurisdictions where our resorts are located extensively regulate the creation and management of vacation ownership properties, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and multi-site vacation interest plan reservation systems. For example, certain state regulations applicable to the vacation ownership industry impose limitations on the amount of fees that we may charge HOAs and Collections for hospitality management services. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of an interest the right to rescind a purchase contract during the specified rescission period provided by law.
The Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, Diamond Resorts U.S. Collection Development, LLC is required to register pursuant to the Florida Timesharing and Vacation Plan Act, Florida Statutes Chapter 721. Such registrations, or any formal exemption determinations, for the Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Collections by the regulatory body, nor relieve us or of our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Collections’ compliance therewith. A determination that specific provisions or operations of the Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on us, the Collections trustee, the related collection association or the related consumer loans. Such noncompliance could also adversely affect the operation of the Collections or the sale of points within the existing format of the Collections, which would likely increase costs of operations or the risk of losses resulting from defaulted consumer loans.
Furthermore, most states have other laws that apply to our activities, such as real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we subscribe to state Do Not Call, or DNC, lists for every state into which we make telemarketing calls, as well as the federal DNC list. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
In addition to government regulation relating to the marketing and sales of VOIs, our servicing and collection of consumer loans is subject to regulation by the federal government and the states in which such activities are conducted. These regulations may include the federal Fair Credit Reporting Act, the Florida Consumer Collection Practices Act, the Fair Debt Collections Practice Act, the Electronic Funds Transfer Act and Regulation B, the Right to Financial Privacy Act and similar legislation in other states.
In addition, from time to time, potential buyers of VOIs assert claims with applicable regulatory agencies against vacation interest salespersons for unlawful sales practices. These claims could have adverse implications for us that could result in negative public relations, potential litigation and regulatory sanctions.
Prior to October 2008, a portion of our other sales in the United States were made through independent sales agents who provided services to us under independent contractor agreements. From October 2008 to April 2011, we sold VOIs in the United States solely through our employees, with the exception of two locations, where we conducted sales through a contractual relationship with a third-party operator. The contract with the third party operator was terminated in April 2011 and we currently sell VOIs in the United States solely through our employees. In Europe, we currently sell VOIs through employees and independent distributors. In December 2008, we converted a large number of sales agents in Spain, the United Kingdom, Portugal and France from independent contractors to employees. We did not withhold payroll taxes from the amounts paid to such independent contractors. In the event the federal, state or local taxing authorities in the United States or in foreign jurisdictions were to successfully classify such independent sales agents as our employees, rather than as independent contractors, we could be liable for back payroll taxes and termination indemnities as required by local law. These amounts could have a material impact on our financial position and results of operations.
Depending on the provisions of applicable law and the specific facts and circumstances involved, violations of these laws, policies or principles may limit our ability to collect all or part of the principal or interest due on our consumer loans, may entitle certain customers to refund of amounts previously paid and could subject us to penalties, damages and administrative sanctions, and may also impair our ability to commence cancellation and forfeiture proceedings on our VOIs. If we are unable to collect all or part of the principal or interest of any consumer loans because of a violation of the aforementioned laws, public policies or general principles of equity, our businesses, results of operation and financial condition could be materially adversely affected.
We are a party to certain litigation matters and are subject to additional litigation risk.
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to our VOI sales, consumer finance business and hospitality and management services operations. Certain other litigation involving us or our subsidiaries is described under Item 3, "Legal Proceedings." An adverse outcome in any of the litigation described in this annual report or any other litigation involving us or any of our affiliates could negatively impact our business, reputation and financial condition.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business, we collect and retain significant volumes of personally identifiable information, including credit card numbers of our customers and other personally identifiable information of our customers and employees. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and other jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer or employee information could adversely impact our reputation and could result in significant costs, fines and litigation.
Our reputation and financial condition may be harmed by system failures and computer viruses.
We maintain a proprietary hospitality management and sales system. The performance and reliability of this system and our technology is critical to our reputation and ability to attract, retain and service our customers. Any system error or failure may significantly delay response times or even cause our system to fail, resulting in the unavailability of our services. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in financial losses or customer claims or litigation and damage our reputation.
Our intellectual property rights are valuable, and our failure to protect those rights could adversely affect our business.
Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure or unauthorized use of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology. Our failure to protect, or any significant impairment to the value of, our intellectual property rights could harm our business.

We are required to make a number of significant judgments in applying our accounting policies, and our use of different estimates and assumptions in the application of these policies could result in material changes to our reported financial condition and results of operations. In addition, changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including with respect to the recognition of revenue and determination of vacation interest cost of sales under Accounting Standards Codification (“ASC”) 978, are highly complex and involve many subjective assumptions, estimates and judgments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates.” We are required to review these estimates regularly and revise them when necessary. Our actual results of operations may vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.
Prior to July 2011, we were a private company and did not file reports with the SEC. Since becoming subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we were required to enhance our internal control environment to align our procedures with those required of a SEC reporting company. As a SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Substantial work may continue to be required, to implement, document, assess, test and remediate our system of internal controls. Over the past two years, we have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures. We are required to document, review and improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls. We have had to retain additional finance and accounting personnel with the skill sets that we need as a SEC reporting company and may need to retain additional personnel in the future.
Changes to our internal controls may not be effective in maintaining adequate internal controls under SEC rules, and any failure to maintain that adequacy could result in our being unable to produce accurate financial statements on a timely basis. In addition, any perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis or any actual failure to do so could have a material adverse effect on our business and reputation.
To the extent we utilize unrestricted subsidiaries to pursue acquisitions and other growth opportunities in the future, our consolidated financial statements may differ materially from the financial position, results of operations and cash flows of us and our restricted subsidiaries for purposes of determining our compliance with the indenture governing the Senior Secured Notes.
Our consolidated financial statements include the financial statements of the Company and all of its subsidiaries, including those entities that have been designated as unrestricted subsidiaries pursuant to the indenture governing the notes. Consistent with our capital-light business model, we intend to pursue growth opportunities through the acquisition of assets by special purpose entities formed by us for that purpose. These entities will be deemed to be unrestricted subsidiaries under the indenture. Examples of this approach are our completed acquisitions of ILX and Tempus, each as described in Note 21—Business Combinations of our audited financial statements included elsewhere in this annual report and our planned acquisition of Pacific Monarch Resorts, as described in Item 1, "Business—Business Strategies." We intend to pursue other transactions that would also utilize unrestricted subsidiaries. The financial position, results of operations and statements of cash flow of our unrestricted subsidiaries are excluded from our financial results to determine whether we are in compliance with the financial covenants governing the notes. Accordingly, our consolidated financial statements may differ materially from the financial position, results of operations and cash flow of us and our restricted subsidiaries for purposes of determining our ongoing compliance with the financial covenants in the indenture. The financial statements of our unrestricted subsidiaries are presented separately in our consolidating financial statements. See Note 23 — Consolidating Financial Statements - Restricted and Unrestricted Subsidiaries of our audited financial statements included elsewhere in this annual report for additional information.

We are dependent upon our senior management.
Our success and future growth depends to a significant degree on the skills and continued services of our senior management team, including Stephen J. Cloobeck, our Chairman and CEO, and David F. Palmer, our President and CFO. We have purchased “key man” life insurance policies on these individuals. Our future success also depends on our ability to attract, retain and motivate highly skilled managerial, sales, marketing and service and support personnel. Competition for sales, marketing and management personnel is particularly intense in our industry. As a result, we may be unable to successfully attract or retain qualified personnel.
Messrs. Cloobeck and Palmer and certain other officers and employees are not employed directly by us, but are rather employed by Hospitality Management and Consulting Service, LLC, or HM&C, a company beneficially owned by Mr. Cloobeck. Pursuant to a services agreement with us that we entered into effective as of December 31, 2010, HM&C provides certain services to us, including the services of Messrs. Cloobeck and Palmer, as well as those of certain other officers and employees previously employed by us. This agreement has a five-year initial term and will be automatically renewed on an annual basis unless either we or HM&C give notice of termination. The agreement will also terminate automatically (i) in the event Mr. Cloobeck no longer serves as our CEO for any reason, including as a result of his death or disability, or (ii) upon certain other events that may constitute a change of control of the Company. In the event the agreement is terminated, there can be no assurance that we will be able to enter into a new agreement with HM&C, to hire any or all of the HM&C employees who provide services to us, or to otherwise effectively replace the services provided by HM&C. If we are unable to replicate the services provided by HM&C, our business and operations would be materially adversely affected.
Our growth strategy may not be successful and may divert our management’s attention and consume significant resources.
We intend to continue our strategy of pursuing opportunities to take over the management of resorts from operators facing financial distress and to manage portfolios of vacation interests and consumer loans from such operators or financial institutions. The successful execution of this strategy will depend on our ability to identify and negotiate management agreements and other arrangements with respect to such potential opportunities. We may not be able to do so successfully. In addition, our management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage our operations effectively. Furthermore, we may pursue additional acquisitions of vacation interest or related companies in the future. Acquisitions involve numerous risks, including difficulties in integrating the operations of acquired companies, diversion of management’s attention from daily operations, responsibility for the liabilities of acquired businesses, inability to maintain our internal standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. To the extent we pursue transactions similar to the ILX Acquisition and the Tempus Resorts Acquisition described in Item 1, “Business—Business Strategies—Capitalizing on current industry dynamics to grow fee-based services,” we may be subject to additional risks, including risks and uncertainties associated with bankruptcy proceedings, our potential exposure to adverse developments in the receivable portfolios that we acquire or agree to manage, and limitations on our ability to finance such transactions through the use of unrestricted subsidiaries. We cannot assure you that our growth strategy will be successful and our failure to manage and successfully integrate acquired businesses could harm our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES
Our branded properties are listed and described in Part I, Item 1. "Business," earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. In addition, we lease certain properties in North America and Europe that are utilized in our administrative and sales and marketing functions. These leases include:

•	our global corporate headquarters located in Las Vegas, Nevada, which is approximately 80,000 square feet;

•	a regional sales and marketing office located in Williamsburg, Virginia, which is approximately 3,000 square feet;

•	a regional administrative office located in Orlando, Florida, which is approximately 18,000 square feet;

•	our European headquarters located in Lancaster, United Kingdom, which is approximately 22,540 square feet; and

•	an administrative office in Mougin, France, which is approximately 1,200 square feet.

We also own certain real estate, the majority of which is held for sale or future development, including 2.1 acres of vacant land located on the Costa del Sol, Spain, 5.0 acres of vacant land located in Mazatlan, Mexico, 1.2 acres of vacant land located in Puerto Vallarta, Mexico, 2.8 acres of vacant land located in Scottsdale, Arizona and 19.4 acres of vacant land located in Orlando, Florida.

ITEM 3.     LEGAL PROCEEDINGS
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
One of our subsidiaries, FLRX, Inc., is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney’s fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.

FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the
State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. We believe that it will be two to four months before the State Supreme Court will decide whether to undertake the review. Any liability in this matter would not be covered by insurance. Neither Diamond Resorts Corporation nor any of its other subsidiaries are party to this lawsuit. Sunterra Corporation was originally named as a defendant in this matter, but it was later dismissed from the case. Depending upon developments in the lawsuit, it is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code. Although the Company believes that it will not have any material liability when this matter is ultimately resolved, there can be no assurance that this will be the case. At December 31, 2011, we had an estimated litigation accrual of $1.2 million in accrued liabilities in the accompanying consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0.
Two separate cases have been filed in St. Maarten against AKGI St Maarten NV, or AKGI, one of the Company's subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, the Company believes that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with the Company having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
In October 2011, the HOA of one of the Company's managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million is owed by the Company. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. Since the announcement of the water intrusion assessment, the Company has received a number of complaints from the affected VOI owners regarding the assessment and related disclosures concerning the potential for the assessment, and some of these complaints have threatened litigation, including the pursuit of one or more class action lawsuits against the Company. Because no litigation has been filed regarding the water intrusion assessment to date, we are unable to determine the nature or strength of potential claims or the strength of the Company's defenses to such claims.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of the outstanding common stock of Diamond Resorts Corporation is held by Diamond Resorts Holdings, LLC. There is no established public trading market for our common stock. All of the outstanding equity of Diamond Resorts Holdings, LLC is held by Diamond Resorts Parent, LLC.

We do not maintain any equity compensation plan under which our equity securities are authorized for issuance.

Dividends

No dividends have been declared on the common stock of Diamond Resorts Corporation during the last two fiscal years.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
Set forth below is selected consolidated audited financial and operating data of Diamond Resorts Parent, LLC at the dates and for the periods indicated.
The Company acquired Sunterra Corporation on April 27, 2007, at which time we applied purchase accounting pursuant to which all of the assets and liabilities of Sunterra Corporation were adjusted to their then-fair market value. Due to the application of purchase accounting and the businesses owned by us before the acquisition (which are not reflected in our predecessor’s financial information), the financial results for the period before the acquisition are not comparable to the financial results for the periods after the acquisition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Certain Financial Metrics” for additional information.
The selected consolidated statement of operations data for Sunterra Corporation for the period from January 1, 2007 to April 26, 2007 was not audited by our independent registered public accounting firm and therefore is presented as unaudited financial information.
The selected consolidated financial and operating data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Company					Predecessor
					April 27-	January 1 -
	Year ended December 31,				December 31,	April 26,
	2011	2010	2009	2008	2007	2007
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)	(Unaudited)
	($ in thousands)
Statement of Operations Data:
Total revenues	$391,021	$370,825	$410,961	$402,414	$263,969	$129,114
Total costs and expenses	390,235	391,258	432,757	489,577	309,595	136,494
Income (loss) before provision (benefit) for income taxes and discontinued operations	786	(20,433)	(21,796)	(87,163)	(45,626)	(7,380)
Provision (benefit) for income taxes	(9,517)	(1,274)	(799)	1,809	1,594	348
Income (loss) before discontinued operations	10,303	(19,159)	(20,997)	(88,972)	(47,220)	(7,728)
Gain on discontinued operations	—	—	—	—	—	2,278
Net income (loss)	$10,303	$(19,159)	$(20,997)	$(88,972)	$(47,220)	$(5,450)
Ratio of Earnings to Fixed Charges:
Ratio of earnings to fixed charges(1)	1.0x	0.7x	0.7x	—	0.2x	0.02x

	Company
	As of December 31,
	2011	2010	2009	2008	2007
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
	($ in thousands)
Balance Sheet Data:
Mortgages and contracts receivable, net	$283,302	$245,287	$263,556	$300,795	$325,254
Unsold Vacation Interests, net	256,805	190,564	203,225	218,116	246,639
Total assets	834,212	680,751	672,118	749,318	891,129
Borrowings under line of credit agreements	—	—	393,954	389,000	412,250
Securitization notes and conduit facility	250,895	186,843	222,913	291,965	316,557
Senior secured notes, net of unamortized original issue discount	415,546	414,722	—	—	—
Total liabilities	$951,414	$807,998	$775,979	$837,066	$867,986

(1)
For purposes of calculating this ratio, “earnings” consist of earnings (loss) before provision (benefit) for income taxes plus fixed charges, and “fixed charges” consist of interest expense, including amortization of deferred financing costs and amortization of original issue discounts. For the years ended December 31, 2010, 2009 and 2008, our earnings were insufficient to cover fixed charges, and the amount of additional earnings needed to cover fixed charges for such periods were $20.4 million, $21.8 million and $87.5 million, respectively. For the period from January 1, 2007 through April 26, 2007 and the period from April 27, 2007 through December 31, 2007, our earnings were insufficient to cover fixed charges, and the amount of additional earnings needed to cover fixed charges for such periods were $8.1 million and $47.4 million, respectively.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
          You should read the following discussion in conjunction with Item 6, “Selected Consolidated Financial and Operating Data” and our consolidated financial statements and related notes in Item 8, "Financial Statements and Supplementary Data." The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview
We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 418,000 owner-families and a network of 219 destinations located in 28 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club; and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of those interests.
Following the acquisition of Sunterra Corporation in April 2007, our leadership team, led by Stephen J. Cloobeck, our Chairman and CEO, and David F. Palmer, our President and CFO, implemented significant initiatives to change our strategic focus, build our brand recognition and streamline our operations. We believe these actions have enabled us to maintain relatively stable financial performance, even in the face of challenging economic and industry conditions. These actions have included: (i) maximizing our fee-for-service revenue, primarily in our hospitality and management services business; (ii) implementing a new focus throughout our resorts on service and hospitality to provide our members a premium experience; and (iii) introducing the Diamond Resorts International brand throughout our network of managed resorts.
Management is also implementing growth strategies to increase fee-based revenues while remaining consistent with our capital-light business model. A key strategy is the acquisition of complementary resorts and associated management contracts using special-purpose, unrestricted subsidiaries financed on a non-recourse basis. The ILX Acquisition completed in August 2010, the Tempus Resorts Acquisition completed in July 2011, and the pending PMR Acquisition that is anticipated to close during April 2012 reflect this strategy. The ILX and Tempus acquisitions have provided us with an additional 12 resorts to offer to our member base additional management contracts, incremental VOI inventory to market and sell, and consumer loan portfolios to manage. In addition, these transactions have added new VOI owners to whom we can market products and services. Both of these transactions were effected through special purpose, unrestricted subsidiaries, and funded by financial partners on a fully non-recourse basis. The pending PMR Acquisition will add another eight locations to our collection of available resorts, four management contracts, VOI inventory and additional owner-families and members to our owner base. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage. In addition, we have recently entered into agreements with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis, without any ownership interest in the operator or capital outlay. We continue to pursue transactions of this nature, although there can be no assurance that we will be successful in identifying and closing such transactions.

Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
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
We charge off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer’s initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.

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
For the years ended December 31, 2011, 2010 and 2009, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $51.9 million, $7.8 million and $0.4 million, respectively, which were primarily the result of an increase in the estimated sales price per point, an increase in the estimated future point sales and a decrease in the average inventory cost per point related to recoveries. This resulted in Vacation Interest cost of sales of $9.7 million credit for the year ended December 31, 2011, compared to $39.7 million expense for the year ended December 31, 2010 and $55.1 million expense for the year ended December 31, 2009.
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

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of our resort properties and the Collections, revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
We also operate our business in two geographic areas, which are described below in “Information Regarding Geographic Areas of Operation.”

Key Revenue and Expense Items
          Vacation Interest Revenue, Net. Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, net of the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer’s FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since October 1, 2007, we have sold VOIs primarily in the form of points. All of our Vacation Interest sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.
          Management and Member Services Revenue. Management and member services revenue includes resort management fees charged to HOAs and Collections, as well as revenues from our operation of THE Club. These revenues are recorded and recognized as follows:

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

•
We charge an annual fee for membership in THE Club, our internal exchange, reservation and membership service organization. In addition to annual dues associated with THE Club, we earn revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. We also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs.

•
We receive commissions under the sales and marketing fee-for-service arrangement we have with a third party resort operator. All of these revenues are allocated to our Hospitality and Management Services business segment.

          Consolidated Resort Operations Revenue. Consolidated resort operations revenue consists of the following:

•
For our properties located in the Caribbean, we provide services traditionally administered by an HOA. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections by our St. Maarten HOAs, which are recognized ratably over the year. In addition, these HOAs also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory and management fees, which are eliminated.

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
          Interest Revenue. Our interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a first payment default; (ii) the initiation of cancellation or foreclosure proceedings; or (iii) the customer’s account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to our Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
          Other Revenue. Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs; (ii) closing costs on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (iv) late/impound fees assessed on delinquent consumer loans. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to our Vacation Interest Sales and Financing business segment.
Vacation Interest Cost of Sales. At the time we record related Vacation Interest sales revenue, we record Vacation Interest cost of sales. See “— Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales” for further explanation of the determination of this expense. All of these costs are allocated to our Vacation Interest Sales and Financing business segment.
          Advertising, Sales and Marketing Costs. Advertising, sales and marketing ("ASM") costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described under “— Critical Accounting Policies and Use of Estimates — Vacation Interest Sales Revenue Recognition,” which are deferred along with related revenue until the buyer’s commitment requirements are satisfied. ASM costs are allocated to our Vacation Interest Sales and Financing business segment.
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
          Management and Member Services Expense. Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for our Caribbean resorts, for which we provide services traditionally administered by an HOA) and the Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs certain overhead charges incurred to operate the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition — Principal Agent Considerations” (“ASC 605-45”) reimbursements from the HOAs relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to our Hospitality and Management Services business segment.

Expenses associated with our operation of THE Club include costs incurred for the third party call center, annual membership fees paid to a third party exchange company on behalf of each member of THE Club and administrative expenses. In addition, we also incur selling costs associated with customer conversions into THE Club. These expenses are allocated to our Hospitality and Management Services business segment.
Management and member services expenses also include costs incurred under the sales and marketing fee-for-service arrangement with a third party. These expenses are allocated to our Hospitality and Management Services business segment.
          Consolidated Resort Operations Expense. With respect to the Caribbean resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we manage directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense.
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
          Other Operating Expenses. Other operating expenses include certain sales incentives given to customers as motivation to purchase a VOI and are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.
General and Administrative Expense. General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense. This expense is not allocated to our business segments, but rather is reported under Corporate and Other.
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

Use of Special Purpose Unrestricted Subsidiaries
Consistent with our capital-light business model with respect to our restricted subsidiaries (as defined in the indenture governing the Senior Secured Notes), we have expanded our business in part through the acquisition of assets by special purpose subsidiaries. Examples of this strategy are our completed acquisitions of ILX and Tempus. Both the ILX and Tempus transactions were structured such that we now hold certain of ILX’s and Tempus' assets and have assumed certain related ILX and Tempus liabilities through special purpose, unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes). Each of the respective lenders to the ILX and Tempus subsidiaries has recourse only to such entity and thus the ILX or Tempus assets that were acquired. The Company and its restricted subsidiaries have not assumed the indebtedness of any of the ILX or the Tempus special purpose, unrestricted subsidiaries. The financial position, results of operations and statements of cash flow of our unrestricted subsidiaries are excluded from our financial results to determine whether we are in compliance with the financial covenants set forth in the indenture governing the Senior Secured Notes. See Note 23—Consolidating Financial Statements—Restricted and Unrestricted Subsidiaries included elsewhere in this annual report for additional information. Each of the ILX Acquisition, Tempus Resorts Acquisition, and pending PMR Acquisition is described in more detail in Item 1, "Business — Business Strategies — Capitalizing on current industry dynamics to grow fee-based services.”
We intend to pursue other transactions (such as the pending PMR Acquisition) that may use similar special purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. As a result, our recent consolidated financial statements reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements included elsewhere in this annual report and this trend is expected to continue.

Presentation of Certain Financial Metrics
          We define Adjusted EBITDA as our income (loss) before provision (benefit) for income taxes, plus: (i) corporate interest expense; (ii) depreciation and amortization; (iii) Vacation Interest cost of sales; (iv) loss on extinguishment of debt; (v) impairments and other non-cash write-offs; (vi) loss on the disposal of assets; (vii) amortization of loan origination costs; and (viii) amortization of portfolio premium; less (ix) non-cash revenue outside the ordinary course of business; (x) gain on the disposal of assets; (xi) gain on bargain purchase from business combination; and (xii) amortization of portfolio discount. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.
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
The following table presents a reconciliation of net income (loss) before provision (benefit) for income taxes to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Income (loss) before provision (benefit) for income taxes	$786	$(20,433)	$(21,796)
Plus: Corporate interest expense(a)	63,386	48,959	44,119
Depreciation and amortization(b)	13,966	11,939	13,366
Vacation Interest cost of sales(c)	(9,695)	39,730	55,135
Loss on extinguishment of debt(b)	—	1,081	10,903
Impairments and other non-cash write-offs(b)	1,572	3,330	1,125
Gain on the disposal of assets(b)	(708)	(1,923)	(137)
Gain on bargain purchase from business combination	(14,329)	—	—
Amortization of loan origination costs(b)	2,762	3,436	3,878
Amortization of portfolio premium (discounts) (b)	800	(430)	(648)
Less: Non-cash revenue(d)	—	—	(2,886)
Adjusted EBITDA—Consolidated(e)	$58,540	$85,689	$103,059
Adjusted EBITDA—Diamond Resorts Parent, LLC and Restricted Subsidiaries(e)	74,092	92,223	108,381
Adjusted EBITDA—Unrestricted Subsidiaries(e)	(12,349)	(6,534)	(5,322)
Adjusted EBITDA—intercompany elimination(e)	(3,203)	—	—

(a)	Excludes interest expense related to non-recourse indebtedness incurred by our special purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
Consists of non-cash revenue outside of the ordinary course of business, including VOI sales revenue recognized upon the completion of construction of certain units sold prior to the acquisition of Sunterra Corporation in April 2007.

(e)
For purposes of certain covenants governing the Senior Secured Notes, our financial performance, including Adjusted EBITDA, is measured with reference to us and our Restricted Subsidiaries, and the performance of Unrestricted Subsidiaries is not considered. Therefore, we believe that this presentation of Adjusted EBITDA provides helpful information to readers of this annual report.

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
To properly and prudently evaluate our business, we encourage you to review our U.S. GAAP financial statements included elsewhere in this annual report, and not to rely on any single financial measure to evaluate our business.

Results of Operations
The following tables set forth our results of operations for the specified periods.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
(In thousands)

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$211,321	$—	$211,321	$—	$214,764	$—	$214,764
Provision for uncollectible Vacation Interest sales revenue	—	(16,562)	—	(16,562)	—	(12,655)	—	(12,655)
Vacation Interest, net	—	194,759	—	194,759	—	202,109	—	202,109
Management and member services	99,306	—	—	99,306	86,206	—	—	86,206
Consolidated resort operations	29,893	—	—	29,893	26,547	—	—	26,547
Interest	—	44,410	2,875	47,285	—	39,150	177	39,327
Other	8,079	11,699	—	19,778	4,969	11,667	—	16,636
Total revenues	137,278	250,868	2,875	391,021	117,722	252,926	177	370,825
Costs and Expenses:
Vacation Interest cost of sales	—	(9,695)	—	(9,695)	—	39,730	—	39,730
Advertising, sales and marketing	—	128,717	—	128,717	—	114,029	—	114,029
Vacation Interest carrying cost, net	—	41,331	—	41,331	—	29,821	—	29,821
Management and member services	27,125	—	—	27,125	22,444	—	—	22,444
Consolidated resort operations	27,783	—	—	27,783	23,972	—	—	23,972
Loan portfolio	1,211	9,542	—	10,753	1,025	9,541	—	10,566
Other operating	—	1,298	—	1,298	—	1,202	—	1,202
General and administrative	—	—	80,412	80,412	—	—	67,905	67,905
Depreciation and amortization	—	—	13,966	13,966	—	—	11,939	11,939
Interest	—	18,624	63,386	82,010	—	18,203	48,959	67,162
Loss on extinguishment of debt	—	—	—	—	—	—	1,081	1,081
Impairments and other write-offs	—	—	1,572	1,572	—	—	3,330	3,330
Gain on disposal of assets	—	—	(708)	(708)	—	—	(1,923)	(1,923)
Gain on bargain purchase from business combination	—	—	(14,329)	(14,329)	—	—	—	—
Total costs and expenses	56,119	189,817	144,299	390,235	47,441	212,526	131,291	391,258
Income (loss) before benefit for income taxes	81,159	61,051	(141,424)	786	70,281	40,400	(131,114)	(20,433)
Benefit for income taxes	—	—	(9,517)	(9,517)	—	—	(1,274)	(1,274)
Net income (loss)	$81,159	$61,051	$(131,907)	$10,303	$70,281	$40,400	$(129,840)	$(19,159)
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$74,092				$92,223
Adjusted EBITDA — Unrestricted Subsidiaries				(12,349)				(6,534)
Adjusted EBITDA — Intercompany elimination				(3,203)				—
Adjusted EBITDA — Consolidated				$58,540				$85,689

Revenues
Total revenues increased by $20.2 million, or 5.4%, to $391.0 million for the year ended December 31, 2011 from $370.8 million for the year ended December 31, 2010.
Total revenues in our Hospitality and Management Services segment increased $19.6 million, or 16.6%, to $137.3 million for the year ended December 31, 2011 from $117.7 million for the year ended December 31, 2010, primarily due to higher management and member services revenue and consolidated resort operations revenue.
Revenues in our corporate and other segment increased $2.7 million, or 1,524.3%, to $2.9 million for the year ended December 31, 2011 from $0.2 million for the year ended December 31, 2010.
Total revenues in our Vacation Interest Sales and Financing segment decreased $2.0 million, or 0.8%, to $250.9 million for the year ended December 31, 2011 from $252.9 million for the year ended December 31, 2010. The decrease is mostly attributable to the decline in Vacation Interest, net, partially offset by higher interest revenue.
Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment decreased $7.3 million or 3.6%, to $194.8 million for the year ended December 31, 2011 from $202.1 million for the year ended December 31, 2010. The decrease in Vacation Interest, net was attributable to a $3.4 million decrease in Vacation Interest sales revenue, and a $3.9 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $3.4 million decline in Vacation Interest sales revenue was primarily due to a $6.4 million decline in our recognition of sales revenue pursuant to ASC 978 in the year ended December 31, 2011, as compared to the prior years ended December 31, 2010 and 2009. This decline was primarily due to the cumulative impact of a refinement in the treatment of closing costs in the buyer's commitment model utilized in calculating sales revenue. Management has determined that the refinement did not have a material impact on any of the prior periods. In addition, there was an increase in financed sales due to the discontinuation of incentives for cash VOI purchasers which increased the amount of Vacation Interest sales revenue deferred during the year ended December 31, 2011.
The above decrease was partially offset by an increase in Vacation Interest sales revenue primarily due to the revenue contribution from our ILX sales center, which commenced in March 2011, and our Tempus sales center, which commenced in July 2011. We generated $19.8 million in Vacation Interest sales revenue at the Tempus and ILX sales centers during the year ended December 31, 2011. This increase was partially offset by a $17.0 million decrease on a same-store basis (excluding acquisitions and dispositions of resorts), to $198.3 million for the year ended December 31, 2011 compared to $215.3 million for the year ended December 31, 2010. Our total number of tours increased to 146,261 for the year ended December 31, 2011 from 130,801 for the year ended December 31, 2010 primarily as a result of the rebuilding of our tour pipeline. We closed a total of 21,093 VOI sales transactions during the year ended December 31, 2011, compared to 22,719 transactions during the year ended December 31, 2010. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 14.4% in the year ended December 31, 2011 from 17.4% in the year ended December 31, 2010. These decreases were due to management's decisions in the third quarter of 2011 to focus on increasing the average VOI sales per transaction and increasing efforts to close sales to new customers (rather than existing owner-families), both of which were expected to reduce our closing percentage. We believe these strategies will result in an increase of Vacation Interest sales revenue in the long run. Our average VOI sales price per transaction increased to $10,490 for the year ended December 31, 2011 from $9,526 for the year ended December 31, 2010 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.6% for the year ended December 31, 2011, compared to 1.8% for the year ended December 31, 2010. This decrease was primarily due to a reduction of certain sales incentives given in our European operations.
Provision for uncollectible Vacation Interest sales revenue increased $3.9 million, or 30.9%, to $16.6 million for the year ended December 31, 2011 from $12.7 million for the year ended December 31, 2010. As the percentage of financed VOI sales increased during the year ended December 31, 2011, there was a corresponding increase in anticipated loan defaults and, accordingly, the provision for uncollectible Vacation Interest sales revenue increased. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 7.8% in the year ended December 31, 2011 from 5.9% in the year ended December 31, 2010.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $13.1 million, or 15.2%, to $99.3 million for the year ended December 31, 2011 from $86.2 million for the year ended December 31, 2010. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements and the addition of managed properties from the ILX Acquisition and the Tempus Resorts Acquisition. On a same-store basis (excluding acquisitions and dispositions), total management and member services revenue was $89.2 million for the year ended December 31, 2011 compared to $86.2 million for the year ended December 31, 2010. The acquisition of managed properties from the ILX Acquisition and the Tempus Resorts Acquisition resulted in a $6.7 million increase in management fee revenue. We also experienced higher club revenues due to a higher member count in THE Club as well as increased membership dues in the year ended December 31, 2011 compared to the year ended December 31, 2010. THE Club had a total of 158,580 and 148,298 members at December 31, 2011 and 2010, respectively. Furthermore, we entered into a sales and marketing fee-for-service arrangement with a third party resort operator, which began to generate commission and management fee revenue during the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $3.4 million, or 12.6%, to $29.9 million for the year ended December 31, 2011 from $26.5 million for the year ended December 31, 2010. The increase was primarily due to the addition of the ILX and the Tempus resort-level operations and increased maintenance fee revenue in our St. Maarten resorts.
Interest Revenue. Interest revenue increased $8.0 million, or 20.2%, to $47.3 million for the year ended December 31, 2011 from $39.3 million for the year ended December 31, 2010. This increase was primarily due to the addition of portfolios acquired as part of the ILX and Tempus acquisitions and interest earned on an income tax refund recorded in our European operations during the year ended December 31, 2011.
 Other Revenue. Other revenue increased $3.2 million, or 18.9%, to $19.8 million for the year ended December 31, 2011 from $16.6 million for the year ended December 31, 2010.
Other revenue in our Hospitality and Management Services segment increased $3.1 million, or 62.6%, to $8.1 million for the year ended December 31, 2011 from $5.0 million for the year ended December 31, 2010. During the quarter ended March 31, 2011, we recorded $5.1 million in insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts. This increase was partially offset by the reduction in collection fees due to the number of members bringing their delinquent accounts current.
Other revenue in our Vacation Interest Sales and Financing segment was $11.7 million for both the year ended December 31, 2011 and the year ended December 31, 2010.

Costs and Expenses
Total costs and expenses decreased $1.1 million, or 0.3%, to $390.2 million for the year ended December 31, 2011 from $391.3 million for the year ended December 31, 2010. Excluding gain on bargain purchase from business combination (as discussed below), total costs and expenses increased $13.3 million, or 3.4%, to $404.6 million for the year ended December 31, 2011 from $391.3 million for the year ended December 31, 2010.
Vacation Interest Cost of Sales. Vacation interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $49.4 million, or 124.4%, to $(9.7) million for the year ended December 31, 2011 from $39.7 million for the year ended December 31, 2010. This decrease was mainly due to a reduction of $51.9 million under the relative sales value method recorded during the year ended December 31, 2011 as compared to a reduction of $7.8 million recorded during the year ended December 31, 2010. The reduction under the relative sales value method was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs, an increase in the estimated future point sales, and a decrease in average inventory cost per point related to recoveries. See “Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales” for additional information regarding the relative sales value method. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was (4.6)% for the year ended December 31, 2011, compared to 18.5% for the year ended December 31, 2010.
Advertising, Sales and Marketing. Advertising, sales and marketing costs increased $14.7 million, or 12.9%, to $128.7 million for the year ended December 31, 2011 from $114.0 million for the year ended December 31, 2010. As a percentage of Vacation Interest sales revenue, ASM costs were 60.9% for the year ended December 31, 2011, compared to 53.1% for the year ended December 31, 2010. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs, direct marketing costs incurred to generate additional tour flow and build a pipeline for future tour flow, and revisions to sales commission and other compensation structures.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $11.5 million, or 38.6%, to $41.3 million for the year ended December 31, 2011 from $29.8 million for the year ended December 31, 2010, primarily due to an increase in maintenance fees related to inventory acquired in the ILX Acquisition and the Tempus Resorts Acquisition, a higher level of developer-owned inventory due to maintenance fee and loan defaults on a same-store basis and a $9.7 million expense related to our share, based on VOIs held in inventory, of a water intrusion assessment levied by one of our managed resorts. The above increases are partially offset by an increase in rental revenue and sampler revenue, which reduces carrying costs. The increase in rental revenue is primarily due to the ILX Acquisition and the Tempus Resorts Acquisition and more occupied room nights on a same-store basis. The increase in sampler revenue is due to increases in packages sold and in the average package price.
Management and Member Services Expense. Management and member services expense as a percentage of management and member services revenue increased 1.3 percentage points to 27.3%, for the year ended December 31, 2011 from 26.0% for the year ended December 31, 2010. The increase was primarily due to the expenses related to the sales and marketing fee-for-service arrangement with a third party resort operator, which began in the second quarter of 2011, partially offset by an increase in the allocation of certain resort management expenses to the HOAs that we manage, which reduced our management and member services expense.
Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 2.6 percentage points to 92.9% for the year ended December 31, 2011 from 90.3% for the year ended December 31, 2010. This increase was primarily due to the addition of ILX and Tempus resort-level operations and increased resort operations expense at our St. Maarten operations.
Loan Portfolio Expense. Loan portfolio expense increased $0.2 million, or 1.8%, to $10.8 million for the year ended December 31, 2011 from $10.6 million for the year ended December 31, 2010.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $0.1 million, or 8.0%, to $1.3 million for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.6% for the years ended December 31, 2011 and 2010.
General and Administrative Expense. General and administrative expense increased $12.5 million, or 18.4%, to $80.4 million for the year ended December 31, 2011 from $67.9 million for the year ended December 31, 2010. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to the Tempus Resorts Acquisition and certain pending acquisitions (including the pending Pacific Monarch transaction) in the year ended December 31, 2011 In addition, we incurred higher payroll and related expense and legal and professional fees associated with enhancements in internal controls and preparations for our becoming subject to SEC reporting obligations and an increase in employee severance expense.
These increases were partially offset by an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs that we manage, thereby reducing our corporate-level general and administrative expense.
Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 17.0%, to $14.0 million for the year ended December 31, 2011 from $11.9 million for the year ended December 31, 2010. This increase was primarily attributable to the depreciation and amortization associated with the ILX and Tempus assets acquired in August 2010 and July 2011, respectively, partially offset by a reduction in the amortization of the intangible assets acquired in connection with the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.
 Interest Expense. Interest expense increased $14.8 million, or 22.1%, to $82.0 million for the year ended December 31, 2011 from $67.2 million for the year ended December 31, 2010. Non-cash interest expense was higher for the year ended December 31, 2011 compared to the year ended December 31, 2010. Higher debt issuance cost amortization and original issue discount amortization for the year ended December 31, 2011 resulting primarily from the issuance of the Senior Secured Notes in August 2010, the DROT 2011 Notes (as defined below under "Liquidity and Capital Resources") in April 2011 and additional loans incurred in connection with the Tempus Resorts Acquisition in July 2011 was partially offset by the elimination of paid-in-kind interest on our second lien facility due to the extinguishment of that facility. After removing these non-cash interest items, interest expense totaled $74.4 million for the year ended December 31, 2011, and $61.3 million for the year ended December 31, 2010. This increase was primarily related to the higher interest rates on the outstanding debt balances resulting from our issuance of the Senior Secured Notes and loans issued in connection with the ILX Acquisition in August 2010 and the Tempus Resorts Acquisition in July 2011 as compared to the first and second lien term facilities.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $0 for the year ended December 31, 2011 compared to $1.1 million the year ended December 31, 2010. On August 13, 2010, we completed our offering of the Senior Secured Notes. The proceeds from the Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under our existing revolving line of credit and first and second lien facilities.
Impairments and Other Write-offs. Impairments and other write-offs decreased $1.7 million, or 52.8%, to $1.6 million for the year ended December 31, 2011 from $3.3 million for the year ended December 31, 2010. The impairments in the year ended December 31, 2011 were primarily related to the sale of one of our European resorts during that year and certain information technology projects that are no longer viable. The impairments in the year ended December 31, 2010 were mainly due to the write-down of a receivable related to an HOA management contract that we terminated and the write-down of resorts in our European operations to their estimated net realizable value.

Gain on Disposal of Assets. Gain on disposal of assets decreased $1.2 million, or 63.2%, to $0.7 million for the year ended December 31, 2011 from $1.9 million for the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, we recognized a gain resulting from the sale of certain units at one of our resorts. This decrease was primarily due to fewer units disposed of during the year ended December 31, 2011 than the year ended December 31, 2010 at one of our European resorts.
Gain on Bargain Purchase from Business Combination. Gain on bargain purchase from business combination was $14.3 million$0.0 millionfor the year ended December 31, 2011 as the fair value of the assets acquired in the Tempus Resorts Acquisition, net of the liabilities assumed, exceeded the purchase price. The assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.
Income Taxes. Benefit for income taxes increased $8.2 million, or 647.0% to $9.5 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010. The increase was primarily attributable to benefit for income taxes related to the permanent difference between treatment of gain on bargain purchase from business combination in connection with the Tempus Resorts Acquisition for financial reporting purposes as compared to income tax return purposes.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
(In thousands)

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$214,764	$—	$214,764	$—	$248,643	$—	$248,643
Provision for uncollectible Vacation Interest sales revenue	—	(12,655)	—	(12,655)	—	(14,153)	—	(14,153)
Vacation Interest, net	—	202,109	—	202,109	—	234,490	—	234,490
Management and member services	86,206	—	—	86,206	81,779	—	—	81,779
Consolidated resort operations	26,547	—	—	26,547	23,814	—	—	23,814
Interest	—	39,150	177	39,327	—	43,200	972	44,172
Other	4,969	11,667	—	16,636	11,854	14,852	—	26,706
Total revenues	117,722	252,926	177	370,825	117,447	292,542	972	410,961
Costs and Expenses:
Vacation Interest cost of sales	—	39,730	—	39,730	—	55,135	—	55,135
Advertising, sales and marketing	—	114,029	—	114,029	—	116,098	—	116,098
Vacation Interest carrying cost, net	—	29,821	—	29,821	—	32,992	—	32,992
Management and member services	22,444	—	—	22,444	26,998	—	—	26,998
Consolidated resort operations	23,972	—	—	23,972	22,456	—	—	22,456
Loan portfolio	1,025	9,541	—	10,566	954	8,881	—	9,835
Other operating	—	1,202	—	1,202	125	4,040	—	4,165
General and administrative	—	—	67,905	67,905	—	—	71,306	71,306
Depreciation and amortization	—	—	11,939	11,939	—	—	13,366	13,366
Interest	—	18,203	48,959	67,162	—	24,396	44,119	68,515
Loss on extinguishment of debt	—	—	1,081	1,081	—	—	10,903	10,903
Impairments and other write-offs	—	—	3,330	3,330	—	—	1,125	1,125
Gain on disposal of assets	—	—	(1,923)	(1,923)	—	—	(137)	(137)
Total costs and expenses	47,441	212,526	131,291	391,258	50,533	241,542	140,682	432,757
Income (loss) before benefit for income taxes	70,281	40,400	(131,114)	(20,433)	66,914	51,000	(139,710)	(21,796)
Benefit for income taxes	—	—	(1,274)	(1,274)	—	—	(799)	(799)
Net income (loss)	$70,281	$40,400	$(129,840)	$(19,159)	$66,914	$51,000	$(138,911)	$(20,997)
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$92,223				$108,381
Adjusted EBITDA — Unrestricted Subsidiaries				(6,534)				(5,322)
Adjusted EBITDA — Consolidated				$85,689				$103,059

Revenues
Total revenues decreased $40.2 million, or 9.8%, to $370.8 million for the year ended December 31, 2010 from $411.0 million for the year ended December 31, 2009. This decrease was primarily attributable to a decrease in Vacation Interest, net, management and member services revenue and interest revenue in our Vacation Interest Sales and Financing segment. Total revenues in our Vacation Interest Sales and Financing segment decreased $39.6 million, or 13.5%, to $252.9 million for the year ended December 31, 2010 from $292.5 million for the year ended December 31, 2009.
          Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment decreased $32.4 million, or 13.8%, to $202.1 million for the year ended December 31, 2010 from $234.5 million for the year ended December 31, 2009. The decrease in Vacation Interest, net was attributable to a $33.9 million decrease in Vacation Interest sales revenue, partially offset by a $1.5 million decrease in our provision for uncollectible Vacation Interest sales revenue.
The $33.9 million decline in Vacation Interest sales revenue was primarily due to a decline in our recognition of Vacation Interest sales revenue pursuant to ASC 978 in the year ended December 31, 2010, relative to the year ended December 31, 2009. We recognized lower Vacation Interest sales revenue of financed purchases originated prior to our shift in October 2008 to increased cash sales and lower sales incentives given at the time of purchase during the year ended December 31, 2009, as more customers met the buyer’s commitment test under ASC 978 during that period. The majority of the deferred revenue originated prior to the shift was recognized during the year ended December 31, 2009. As a percentage of Vacation Interest sales revenue, sales incentives were 1.8% and 3.1% for the years ended December 31, 2010 and 2009, respectively.
The remaining decline in Vacation Interest sales revenue was due to a decline in the number of Vacation Interest transactions, average price per transaction and closing percentage. We closed a total of 22,719 VOI sales transactions during the year ended December 31, 2010, compared to 23,571 transactions during the year ended December 31, 2009. Our average VOI sale price per transaction decreased to $9,526 for the year ended December 31, 2010 from $9,712 for the year ended December 31, 2009. Our total number of tours increased to 130,801 for the year ended December 31, 2010 from 123,045 for the year ended December 31, 2009, primarily as a result of our expansion of certain marketing programs. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 17.4% in the year ended December 31, 2010 from 19.2% in the year ended December 31, 2009. This decrease was due to reduced sales efficiencies at certain sales centers and increased sales resistance of our consumers due to continued economic uncertainty.
Provision for uncollectible Vacation Interest sales revenue decreased $1.5 million, or 10.6%, to $12.7 million for the year ended December 31, 2010 from $14.2 million for the year ended December 31, 2009. The decrease was due to a decrease in sales volume, a decrease in provision associated with a decline in our recognition of deferred sales revenue pursuant to ASC 978 and changes in estimates based on the current performance of our consumer loan receivable portfolio. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 5.9% in the year ended December 31, 2010 from 5.7% in the year ended December 31, 2009.
          Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $4.4 million, or 5.4%, to $86.2 million for the year ended December 31, 2010 from $81.8 million for the year ended December 31, 2009. This increase was primarily due to higher management fees on certain management contracts that we renegotiated to include standardized cost-plus fee rates, as well as increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements. These increases were partially offset by lower club revenue due to fewer purchases of memberships in THE Club by interval owners in the year ended December 31, 2010 compared to the year ended December 31, 2009.
          Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $2.7 million, or 11.5%, to $26.5 million for the year ended December 31, 2010 from $23.8 million for the year ended December 31, 2009. The increase was primarily due to increased maintenance fee revenue in our St. Maarten resorts to recover prior year fund deficits and reserves for future projects. In addition, we earned higher revenue at certain food and beverage operations.
          Interest Revenue. Interest revenue decreased $4.9 million, or 11.0%, to $39.3 million for the year ended December 31, 2010 from $44.2 million for the year ended December 31, 2009. This decrease was primarily due to a reduction in the amount of outstanding consumer loan receivables for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The amount of consumer loans outstanding decreased primarily due to a slower sales pace and a decline in financed VOI sales following our implementation of all-cash sales incentives in October 2008. This decrease was partially offset by higher interest revenue associated with consumer loan receivables acquired in the ILX Acquisition during the year ended December 31, 2010.

Other Revenue. Other revenue decreased $10.1 million, or 37.7%, to $16.6 million for the year ended December 31, 2010 from $26.7 million for the year ended December 31, 2009.
Other revenue in our Hospitality and Management Services segment decreased $6.9 million, or 58.0%, to $5.0 million for the year ended December 31, 2010 from $11.9 million for the year ended December 31, 2009, primarily due to a $7.4 million construction defect litigation settlement paid to us relating to our Lake Tahoe Vacation Resort recorded in the year ended December 31, 2009.
Other revenue in our Vacation Interest Sales and Financing segment decreased $3.2 million, or 21.4%, to $11.7 million for the year ended December 31, 2010 from $14.9 million for the year ended December 31, 2009, primarily due to the decrease in non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.6% for the year ended December 31, 2010, compared to 1.6% for the year ended December 31, 2009. This decrease was primarily due to the effect of certain cost reduction strategies implemented in 2010, including a reduction in usage of travel vouchers and entertainment tickets as sales incentives.
Costs and Expenses
Total costs and expenses decreased $41.5 million or 9.6%, to $391.3 million for the year ended December 31, 2010 from $432.8 million for the year ended December 31, 2009.
          Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $15.4 million, or 27.9%, to $39.7 million for the year ended December 31, 2010 from $55.1 million for the year ended December 31, 2009. This decrease was due to a decline in the volume of VOI sales in the year ended December 31, 2010 relative to the year ended December 31, 2009. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 18.5% for the year ended December 31, 2010, compared to 22.2% for the year ended December 31, 2009. The decrease was mainly due to an increase in the projected sales price per point, one of the multiple estimates used in the calculation of Vacation Interest cost of sales under the relative sale value model discussed in “Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales.”
          Advertising, Sales and Marketing. Advertising, sales and marketing costs decreased $2.1 million, or 1.8%, to $114.0 million for the year ended December 31, 2010 from $116.1 million for the year ended December 31, 2009. As a percentage of Vacation Interest sales revenue, ASM costs were 53.1% for the year ended December 31, 2010, compared to 46.7% for the year ended December 31, 2009. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs and direct marketing costs incurred to generate the additional tour flow, partially offset by a decline in our recognition of deferred sales revenue pursuant to ASC 978. As revenue is deferred under ASC 978, we only defer the related commission expense and all other ASM is recognized in the current period. We recognized less deferred sales revenue under ASC 978 during the year ended December 31, 2010 compared to the year ended December 31, 2009. See “Vacation Interest, Net” above for further information. Accordingly, ASM increased as a percentage of Vacation Interest sales revenue.
          Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost decreased $3.2 million, or 9.6%, to $29.8 million for the year ended December 31, 2010 from $33.0 million for the year ended December 31, 2009, primarily due to an increase in rental revenue, which reduces carry costs. The increase in rental revenue is primarily due to more occupied room nights, partially offset by a decrease in the average daily room occupancy rate charged to rental guests and a reduction in revenue recognized from sampler programs.
          Management and Member Services Expense. Management and member services expense decreased $4.6 million, or 16.9% to $22.4 million for the year ended December 31, 2010 from $27.0 million for the year ended December 31, 2009. The decrease primarily related to a decrease in the expense associated with exchange fees and purchases of memberships in THE Club by interval owners and an increase in allocations of our resort management expenses to the HOAs that we manage, thereby reducing our resort management expense.
          Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $1.5 million, or 6.8%, to $24.0 million for the year ended December 31, 2010 from $22.5 million for the year ended December 31, 2009. This increase was primarily due to higher operating expenses at our St. Maarten resorts.
          Loan Portfolio Expense. Loan portfolio expense increased $0.8 million, or 7.4%, to $10.6 million for the year ended December 31, 2010 compared to $9.8 million for the year ended December 31, 2009. In accordance with ASC 310, we capitalize certain costs incurred in connection with consumer loan originations which are then amortized over the life of the related consumer loans. Fewer loans were originated in the year ended December 31, 2010, which resulted in a decrease in the amount of capitalized loan origination costs relative to the year ended December 31, 2009. Because a portion of our loan origination costs is fixed, this decrease in capitalized costs resulted in a net increase in loan portfolio expense recognized for the year ended December 31, 2010.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment decreased $2.8 million, or 70.2%, to $1.2 million for the year ended December 31, 2010 from $4.0 million for the year ended December 31, 2009 due to the decrease in non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.6% for the year ended December 31, 2010, compared to 1.6% for the year ended December 31, 2009. This decrease was primarily due to the effect of certain cost reduction strategies implemented in 2010, including a reduction in usage of travel vouchers and entertainment tickets as sales incentives.
          General and Administrative Expense. General and administrative expense decreased $3.4 million, or 4.8%, to $67.9 million for the year ended December 31, 2010 from $71.3 million for the year ended December 31, 2009. This decrease was primarily related to a reduction in employee severance expense, an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs that we manage, thereby reducing our corporate-level general and administrative expense, and a reduction of certain VAT provision accruals in our European operations recognized in December 2010. This decrease was partially offset by an increase in legal and professional fees incurred related to the ILX Acquisition in the year ended December 31, 2010.
          Depreciation and Amortization. Depreciation and amortization decreased $1.5 million, or 10.7%, to $11.9 million for the year ended December 31, 2010 from $13.4 million for the year ended December 31, 2009. This decrease was primarily attributable to a reduction in the amortization of the purchase price at the time of the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.
          Interest Expense. Interest expense decreased $1.3 million, or 2.0%, to $67.2 million for the year ended December 31, 2010 from $68.5 million for the year ended December 31, 2009. This decrease was partially related to a change in fair market value of our interest rate swap and caps and the difference in debt issuance cost and original issue discount amortization, and paid-in-kind interest on our second lien facility. After removing non-cash interest items, interest expense totaled $61.3 million for the year ended December 31, 2010, and $66.0 million for the year ended December 31, 2009. This decrease was primarily related to the termination of a derivative instrument on our first and second lien facility in June 2009, which incurred significantly more cash settlement payments during the year ended December 31, 2009 compared to the year ended December 31, 2010.
          Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $1.1 million for the year ended December 31, 2010 compared with $10.9 million for the year ended December 31, 2009. On August 13, 2010, we completed our offering of $425 million of principal amount of the Senior Secured Notes. The proceeds from the Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under our existing revolving line of credit and first and second lien facilities. The write-off of the capitalized debt issuance costs related to these credit facilities resulted in a $1.1 million loss on extinguishment of debt for the year ended December 31, 2010. In March 2009, we amended our revolving line of credit and first and second lien facilities, which included substantial modification of terms and was accounted for in the same manner as extinguishment. The write-off of the capitalized debt issuance costs related to the original issuance and the fees paid to the lenders for executing the amendment were recorded as loss on extinguishment of debt of $10.9 million during the year ended December 31, 2009.
          Impairments and Other Write-offs. Impairments and other write-offs increased $2.2 million, or 66.7% to $3.3 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. This increase was primarily due to the write-down of a receivable related to an HOA management contract that we terminated and the write-down of resorts in our European operations to their estimated net realizable value. These impairment expenses in the year ended December 31, 2010 were partially offset by the write-down of obsolete construction costs that were no longer consistent with our development plans in the year ended December 31, 2009. The impairments and other write-offs are included in Corporate and Other.
Gain on Disposal of Assets. Gain on disposal of assets increased $1.8 million, or 1,303.6%, to $1.9 million for the year ended December 31, 2010 from $0.1 million for the year ended December 31, 2009. During the year ended December 31, 2010, we recognized gain resulting from the sale of certain units at one of our resorts, which resulted in higher gain than the previous year. During the year ended December 31, 2009, we disposed of certain units at one of our resorts.
Income Taxes. Benefit for income taxes increased $0.5 million, or 59.4% to $1.3 million for the year ended December 31, 2010 from $0.8 million for the year ended December 31, 2009. The increase was primarily attributable to income tax refunds received as a result of the Company's income tax claim in the United Kingdom.

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
Additionally, the terms of the consumer loans we seek to finance are generally longer than the facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, our conduit facilities typically have a term of 364 days. If we are unable to refinance conduit borrowings in the term securitization markets, we are required to refinance our conduit facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
While the securitization market has been limited since 2008, we completed a $182.0 million securitization in October 2009 that was composed of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities. In addition, on April 30, 2010, we entered into agreements with Quorum Federal Credit Union ("Quorum") and completed a $40.0 million loan sale facility to sell eligible consumer loans and in-transit loans to Quorum ("Quorum Facility"). Furthermore, on April 27, 2011, we completed a second securitization transaction and issued the Diamond Resorts Owners Trust Series 2011-1 Timeshare Loan Backed Notes, Series 2011-1 (the “DROT 2011 Notes”) with a face value of $64.5 million. On October 14, 2011, we entered into an amended and restated 2008 conduit facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of eligible loans.
Although we completed these securitizations and conduit transactions, we may not be successful in completing similar transactions in the future and, if we are unable to continue to participate in securitization transactions on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. At December, 31, 2011, the available borrowing capacity on the 2008 conduit facility and the Quorum Facility was $52.9 million and $8.3 million, respectively.
Excluding the VOI inventory acquired as part of the Tempus Resorts Acquisition and ILX Acquisition, we spent $1.8 million, $1.2 million and $1.9 million to purchase VOI inventory during the years ended December 31, 2011, 2010 and 2009, respectively. Construction of inventory during the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $0.3 million and $0.1 million, respectively, primarily related to construction of a 15 unit addition to our Italian property.
We had $19.9 million and $27.3 million in cash and cash equivalents at December 31, 2011 and December 31, 2010, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements for the next twelve months. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
In October 2011, we were levied a $9.7 million water intrusion assessment related to the intervals and points equivalent that we own at a resort that we manage to cover the costs required to repair water intrusion damage. The water intrusion assessment was recorded as Vacation Interest carrying cost during the quarter ended December 31, 2011. This assessment is payable in annual installments over the next five years beginning in January 2012 and we remitted the first installment payment by its due date. We expect to fund any future installment payments from operating cash flows.
On July 21, 2011, Diamond Resorts Parent, LLC ("DRP") consummated a recapitalization transaction pursuant to which it sold 280.89 common units to certain institutional accredited investors in exchange for $136.5 million. DRP paid approximately $4.5 million in fees in conjunction with the recapitalization transactions. DRP used $108.7 million of the proceeds and issued 26.56 common units to redeem all of the issued and outstanding preferred units (including accrued and unpaid priority returns). In addition, DRP paid $16.4 million to Cloobeck Diamond Parent, LLC ("CDP"), a related party of the Company, to redeem 34.74 common units previously held by CDP. Immediately after the transaction above, CDP owned approximately 54.3% of the issued and outstanding common units with the remainder owned by various institutional investors. DRP also purchased warrants that are exercisable into approximately 3.3% of common stock of Diamond Resorts Corporation for approximately $6.4 million in cash.

Cash Flow From Operating Activities. During the year ended December 31, 2011, net cash provided by operating activities was $9.3 million and was the result of a net income of $10.3 million, non-cash revenues and expenses totaling $14.3 million and other changes in operating assets and liabilities of $15.3 million credit. The significant non-cash revenues and expenses included (i) $16.6 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $6.1 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.6 million in amortization of capitalized loan origination costs and portfolio discounts, (iv) $14.0 million in depreciation and amortization, (v) $1.6 million in impairments and other write-offs, offset by (vi) $0.7 million in gain from disposal of assets, (vii) $14.3 million in gain on bargain purchase from business combination, (viii) $8.6 million in reduction of deferred income tax liability related to the Tempus Resorts Acquisition and (ix) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the year ended December 31, 2011.
During the year ended December 31, 2010, net cash provided by operating activities was $66.0 million and was the result of a net loss of $19.2 million, non-cash revenues and expenses totaling $31.8 million and other changes in operating assets and liabilities of $53.4 million. The significant non-cash expenses include (i) $12.7 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $2.5 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.0 million in amortization of capitalized deferred loan and contract origination costs, (iv) $11.9 million in depreciation and amortization, (v) $1.1 million loss on extinguishment of debt, (vi) $3.3 million in impairment of assets, offset by (vii) $1.9 million in gain on disposal of assets, (viii) $0.4 million reduction of deferred income tax liability, (ix) $0.2 million gain on mortgage repurchase and (x) $0.3 million in unrealized gain on derivative instruments.
During the year ended December 31, 2009, net cash provided by operating activities was $87.8 million and was the result of a net loss of $21.0 million, non-cash revenues and expenses totaling $40.7 million and other changes in operating assets and liabilities of $68.1 million. The significant non-cash expenses include (i) $14.2 million in provision for uncollectible Vacation Interest sales revenue, (ii) $2.0 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.2 million in amortization of capitalized deferred loan and contract origination costs, (iv) $13.4 million in depreciation and amortization, (v) $10.9 million in loss on extinguishment of debt, (vi) $1.1 million in impairments and other write-offs, offset by (vii) $0.3 million in gain on mortgage repurchase and (viii) $3.9 million in unrealized gain on derivative instruments.
          Cash Flow From Investing Activities. During the year ended December 31, 2011, net cash used in investing activities was $109.8 million, comprised of (i) $6.3 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, (ii) $102.4 million used in connection with the Tempus Resorts Acquisition (net of $2.5 million of cash acquired), (iii) $3.5 million issuance of the Tempus Note Receivable described below, offset by (iv) $2.4 million in proceeds from the sale of assets in our European operations. In addition to the $104.9 million cash consideration paid in the Tempus Resorts Acquisition, we assumed $25.6 million of liabilities in that transaction. The fair value of the acquired assets was $136.3 million based on the valuation report provided by a third-party firm, resulting in a gain on bargain purchase of $14.3 million and a deferred tax liability of $(8.6) million stemming from the difference between treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired.
During the year ended December 31, 2010, net cash used in investing activities was $37.4 million, comprised of (i) $5.6 million used to purchase furniture, fixtures, computer software and equipment, (ii) $30.7 million used in connection with the ILX Acquisition, and (iii) $3.0 million issuance of the Tempus Note Receivable described below, offset by (iv) $1.9 million in proceeds from the sale of assets in our European operations. In addition to the $30.7 million cash consideration paid in the ILX Acquisition, we assumed $4.2 million of liabilities in that transaction. The fair value of the acquired assets was $34.9 million based on the valuation report provided by a third-party firm.
During the year ended December 31, 2009, net cash used in investing activities was $4.3 million, comprised of (i) $4.7 million used to purchase furniture, fixtures, computer software and equipment, offset by (ii) $0.4 million proceeds from the sale of assets in our European operations.
          Cash Flow From Financing Activities. During the year ended December 31, 2011, net cash provided by financing activities was $93.0 million. Cash provided by financing activities consisted of (i) $206.8 million from the issuance of debt under our securitization notes and conduit facility, (ii) $48.2 million in notes payable and (iii) $146.7 million in equity investment received from new investors. These amounts were offset by cash used in financing activities consisting of (i) $138.9 million on our securitizations and conduit facility, (ii) $16.9 million on notes payable, (iii) $5.5 million of debt issuance costs, (iv) $16.6 million to purchase a portion of our outstanding stock warrants, (v) $16.4 million to repurchase a portion of common units, (vi) $108.7 million to redeem all previously-issued preferred units, (vii) $4.6 million in costs related to preferred and common units issued and (viii) $1.0 million increase in cash in escrow and restricted cash.

During the year ended December 31, 2010, net cash used in financing activities was $18.3 million. Cash used in financing activities consisted of net payments of (i) $90.2 million on our securitizations and our 2008 conduit facility, (ii) $397.6 million on our first and second lien facilities, (iii) $8.2 million on notes payable, (iv) $19.1 million of debt issuance costs, (v) $75.0 million to repurchase equity previously held by another minority institutional investor, (vi) $2.9 million in payments related to the 2010 equity recapitalization, and (vii) $0.1 million in payments for a derivative asset. These amounts were offset by cash generated from financing activities of (i) $414.4 million from our issuance of the Senior Secured Notes, (ii) $54.1 million from the issuance of debt under our securitization notes and conduit facility, (iii) $20.8 million from issuance of other notes payable, (iv) $75.0 million in equity investment received from Guggenheim Partners, LLC ("Guggenheim"), and (v) $10.5 million due to a decrease in cash in escrow and restricted cash.
During the year ended December 31, 2009, cash used in financing activities was $89.7 million. Cash used in financing activities consisted of net payments of (i) $279.1 million on our securitizations and our 2008 conduit facility, (ii) $1.1 million on our first and second lien facilities, (iii) $9.6 million on notes payable, (iv) $9.4 million of debt issuance costs and (v) $8.8 million in payments for a derivative asset. These amounts were offset by cash generated from financing activities of (i) $210.0 million from issuance of securitization notes and our 2008 conduit facility and (ii) $8.5 million due to a decrease in cash in escrow and restricted cash.
          Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of outstanding Senior Secured Notes. The outstanding Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The proceeds from the outstanding Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under our existing revolving line of credit and first and second lien facilities.The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (vii) engage in transactions with affiliates. At December 31, 2011, we were in compliance with the above covenants.
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
          Conduit Facilities, 2009 Securitization and 2011 Securitization. On September 25, 2007, we entered into an agreement for our 2007 conduit facility. The term of the facility was originally 364 days. We issued secured consumer loan-backed variable funding notes designated Sunterra Issuer 2007 LLC, Variable Funding Notes, or the 2007 funding notes, in an aggregate principal amount not to exceed $225.0 million, which was increased to $325.0 million in November 2007. We borrowed $212.4 million against the 2007 conduit facility on September 25, 2007. Upon maturity of the original 2007 conduit facility agreements, we entered into a series of amendments extending the maturity date. This facility was paid off and terminated in October 2009.
On November 3, 2008, we entered into agreements for our 2008 conduit facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC, Variable Funding Notes, in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, we entered into an amended and restated 2008 conduit facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans.
The 2008 conduit facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.5 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2011, our interest coverage ratio was 1.74x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of December 31, 2011, our leverage ratio was 4.86x. Covenants in the 2008 conduit facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10 million through December 31, 2010 and must exceed $15 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of December 31, 2011, our unrestricted cash and cash equivalents under the Restricted Subsidiaries was $19.6 million. As of December 31, 2011, we were in compliance with all of these covenants. During the period from April 28, 2011 to December 31, 2011, we borrowed $22.1 million, net of repayments, under the 2008 conduit facility.
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
On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under our 2008 conduit facility, to pay down approximately $7 million of the Quorum Facility (described below), to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
 Quorum Facility. Our subsidiary DRI Quorum, entered into a Loan Sale and Security Agreement (the “LSSA”), dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. At December 31, 2011, the weighted average purchase price payment was 89.1% of the obligor loan amount and the weighted average program purchase fee was 6.8%. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to us as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP.
Sunterra SPE 2004-LLC. In September 2004, our predecessor company, Sunterra Corporation, completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (“2004 Securitization Notes”). The 2004 Securitization Notes carried various fixed interest rates ranging from 3.6% to 4.9% with a maturity date of October 20, 2020. On October 20, 2010, we elected to redeem the 2004 Securitization notes by repaying $15.4 million of then-outstanding note balance.
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
             Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On November 23, 2010, Tempus Acquisition, LLC, one of our wholly-owned subsidiaries, entered into a Credit and Security Agreement (the "Tempus Acquisition Loan") with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. The Tempus Acquisition Loan was a revolving loan facility with a maximum principal amount of $8 million, the proceeds of which were used exclusively for the following purposes: (i) to provide Tempus Acquisition, LLC with funds to lend to Tempus Resorts International, Ltd. and certain of its affiliates, pursuant to a debtor-in-possession financing order entered by the United States Bankruptcy Court for the Middle District of Florida (“DIP Financing” or “Tempus Note Receivable”), for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing; and (ii) to provide $1.5 million for the “Deposit,” as defined and provided in the Agreement for Purchase and Sale of Assets to purchase certain assets of Tempus Resorts International, Ltd. and its affiliates. The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the Tempus Resorts Acquisition.
On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Guggenheim Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Guggenheim Loan balance as of July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan.
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
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. Between July 1, 2011 and December 31, 2011, Mystic Dunes, LLC made additional principal payments of $3.1 million pursuant to this requirement. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Guggenheim Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the “Tempus Loans.”
Each of Tempus Acquisition, LLC, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose, unrestricted subsidiaries.
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
           Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in January 2012 and August 2012 and carry interest rates of 3.1% and 3.5% per annum, respectively.
The following table presents selected information on our borrowings as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011			December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Maturity	Principal Balance
Borrowings under Restricted Subsidiaries:
Senior Secured Notes	$425,000	12.0%	8/15/2018	$425,000
Original issue discount related to Senior Secured Notes	(9,454)			(10,278)
Diamond Resorts Owners Trust Series 2009-1 (2)	84,464	9.5%	3/20/2026	121,843
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(659)			(899)
Diamond Resorts Owners Trust Series 2011-1 (2)	51,912	4.0%	3/20/2023	—
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(395)			—
Quorum Facility (1) (2)	31,733	6.8%	N/A	12,942
2008 Conduit Facility (2)	21,111	4.5%	4/12/2013	39,467
Notes payable-insurance policies	1,814	3.5%	Various	1,366
Notes payable-other	56	3.6%	Various	66
Polo Towers Lines of Credit (2)	—	N/A	N/A	2,060
Polo Towers Securitization Notes Payable (2)	—	N/A	N/A	1,138
Total borrowings under Restricted Subsidiaries	605,582			592,705
Borrowings under Unrestricted Subsidiaries:
Tempus Receivables Loan (2)	63,035	10.0%	7/1/2015	—
Payments in transit	(1,886)			—
10% participation interest (Tempus Acquisition, LLC)	(6,799)			—
Tempus Guggenheim Loan (2)	42,658	20.5%	6/30/2015	—
ILXA Inventory Loan (2)	21,087	7.5%	8/31/2015	18,541
ILXA Receivables Loan (2)	7,420	10.0%	8/31/2015	10,292
Tempus Inventory Loan (2)	3,599	7.5%	6/30/2016	—
Note Payable-RFA fees (2)	2,170	10.0%	7/20/2014	—
2008 Conduit Facility (2)	959	4.5%	4/12/2013	—
Notes payable-other	130	8.5%	10/31/2012	—
Tempus Acquisition Loan	—	N/A	N/A	3,300
Total borrowings under Unrestricted Subsidiaries	132,373			32,133
	$737,955			$624,838

(1)
The funding termination date of the Quorum Facility agreement is April 30, 2012 and no new VOI loans can be added to this facility after that date. The outstanding balance of this facility will be paid off by customer payments as this is a non-recourse facility.

(2)	Non-recourse indebtedness.
See Note 13—Borrowings of our audited financial statements included elsewhere in this annual report for additional information on indebtedness incurred by our restricted and unrestricted subsidiaries.
Future Capital Requirements. A substantial amount of our indebtedness is non-recourse, including the DROT 2011 Notes, the DROT 2009 Notes, the 2008 conduit facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan and the Tempus Loans. Our securitizations represent debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes. Over the next twelve months, we expect that our cash flows from operations and the borrowings under the conduit facility will be available to cover the interest payments due under the Senior Secured Notes and fund our operating expenses and other obligations. The 2008 conduit facility was paid in full on April 27, 2011 with the proceeds of the DROT 2011 Notes; however, between April 27, 2011 and December 31, 2011, we reborrowed approximately $22.1 million, net of repayments, under the 2008 conduit facility. The 2008 conduit facility is scheduled to mature on April 12, 2013.
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
 Deferred Taxes. At December 31, 2011, we had available approximately $235.7 million of unused federal net operating loss carry-forwards, $216.5 million of unused state net operating loss carry-forwards, and $113.3 million of foreign net operating loss carry-forwards with expiration dates from 2012 through 2030 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Even with the limitation, $96.4 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation on offsetting U.S. alternative minimum taxable income with net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
           Off-Balance Sheet Arrangements. As of December 31, 2011, we did not have any off-balance sheet arrangements.
           Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of December 31, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes, including interest payable	$762,875	$51,000	$102,000	$102,000	$507,875
Securitization notes payable, including interest payable (1)	271,070	94,361	110,369	47,290	19,050
Conduit facility, including interest payable (1)	23,282	8,751	14,531	—	—
Notes payable, including interest payable	109,469	13,655	22,638	73,176	—
Purchase obligations	191	191	—	—	—
Operating lease obligations	33,716	7,219	10,610	8,928	6,959
Total	$1,200,603	$175,177	$260,148	$231,394	$533,884

(1)	Assumes certain estimates for payments and cancellations on collateralized outstanding mortgage receivables.
           Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net income (loss) during any of our three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected as well as the rates we charge on our consumer loans.
          Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and conduit facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 conduit facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist of one cap, which does not qualify for hedge accounting. Interest differentials resulting from this agreement are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swaps and caps, we enter into agreements with highly-rated institutions that can be expected to fully perform under the terms of such agreements.
To the extent we assume variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure you that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations.

Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our mortgages and contracts receivable bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
Foreign Currency Translation Risk. We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations in foreign currency exchange rates may affect our reported results of operations."
           Information Regarding Geographic Areas of Operation. We conduct our Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe.
Our North America operations include our branded resorts in the continental United States, Hawaii, Mexico, Canada and the Caribbean, and our Europe operations include our branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta and France. The following table reflects our total revenue and assets by geographic area for the periods presented (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue
North America	$346,803	$325,710	$359,790
Europe	44,218	45,115	51,171
Total Revenues	$391,021	$370,825	$410,961

	As of December 31,
	2011	2010
Mortgages and contracts receivable, net
North America	$281,958	$244,541
Europe	1,344	746
Total mortgages and contracts receivable, net	$283,302	$245,287
Unsold Vacation Interest, net
North America	$233,721	$174,642
Europe	23,084	15,922
Total unsold Vacation Interest, net	$256,805	$190,564
Property and equipment, net
North America	$43,697	$24,248
Europe	4,480	4,849
Total property and equipment, net	$48,177	$29,097
Intangible assets, net
North America	$63,882	$40,926
Europe	4,227	4,787
Total intangible assets, net	$68,109	$45,713
Total long-term assets, net
North America	$623,258	$484,357
Europe	33,135	26,304
Total long-term assets, net	$656,393	$510,661

New Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. For SEC reporting companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. We will adopt ASU 2011-04 as of the Company's interim period ending March 31, 2012. We believe that the adoption of this update will not have a material impact on our financial statements.
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
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We have adopted ASU 2011-08 as of January 1, 2012. The adoption of this update did not have a material impact on our financial statements.
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We will adopt ASU 2011-011 as of our interim period ending March 31, 2012. We believe that the adoption of this update will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net income (loss) during any of our three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected as well as the rates we charge on our consumer loans.
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and conduit facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 conduit facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At December 31, 2011, our derivative financial instruments consisted of one interest rate cap, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swaps and caps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.

To the extent we assume variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure you that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations.
Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our mortgages and contracts receivable bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
As of December 31, 2011, 12.0% of our long-term debt, or $88.7 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at December 31, 2011 and assuming a one percentage point increase in the 2011 average interest rate payable on these borrowings, it is estimated that our 2011 interest expense would have increased and net income would have decreased by $0.2 million.
           Foreign Currency Translation Risk. We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations in foreign currency exchange rates may affect our reported results of operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

This report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Managers and Executive Officers
Each of Diamond Resorts Parent, LLC, our indirect parent company, and Diamond Resorts Holdings, LLC, our direct parent company, is a Nevada limited liability company managed by a board of managers. Diamond Resorts Corporation has a single director designated by Diamond Resorts Holdings, LLC. The following table contains information with respect to the board of managers and executive officers of Diamond Resorts Parent, LLC as of the date of this annual report:

Name	Age	Principal Position
Stephen J. Cloobeck	50	Chief Executive Officer and Chairman of the Board
David F. Palmer	50	President, Chief Financial Officer and Manager
Lowell D. Kraff	51	Manager
B. Scott Minerd	53	Manager
Zachary D. Warren	38	Manager
            Stephen J. Cloobeck has served as Chief Executive Officer and Chairman of the board of managers of Diamond Resorts Parent, LLC since April 2007. Mr. Cloobeck has over 25 years of experience in the vacation ownership industry, development, construction, management, operations, marketing and sales of real estate properties including vacation ownership resorts, hotels, retail shopping centers, office and apartment buildings. Mr. Cloobeck coordinated the development of the Polo Towers Resort and spearheaded the design of Marriott’s Grand Chateau vacation ownership resort, through Diamond Resorts, LLC, a group of affiliated companies, that was founded in 1999. Mr. Cloobeck is a member of the American Resort Development Association (ARDA) and is active in a wide range of community affairs on the local, state and national levels. In September 2010, Mr. Cloobeck was appointed by the United States Secretary of Commerce Gary Locke as a Director to the Corporation for Travel Promotion for the United States and was elected Chairman of the Board in October 2010. Mr. Cloobeck was also a member of the Board of Directors for the Nevada Cancer Institute from 2003 to 2010, serving as Chairman of the Board for the last year that he was on the Board. In addition, Mr. Cloobeck has worked with many charities and civic organizations, including the Prostate Cancer Foundation, Kids Charities.org, the Police Athletic League, Boy Scouts of America, Inner City Games, the Alzheimer’s Association, the Andre Agassi Charitable Foundation, Autism Speaks and is a founder of the Brent Shapiro Foundation for Drug Awareness. Mr. Cloobeck received a B.A. in Psychobiology from Brandeis University.
           David F. Palmer has served as President and Chief Financial Officer since September 20, 2010, and is a member of the board of managers of Diamond Resorts Parent, LLC. He served as our Executive Vice President and Chief Financial Officer from April 2007 until his promotion to President in September 2010. Mr. Palmer has over 20 years of experience as a private equity/financial professional. Mr. Palmer served as a managing director of Trivergance, LLC ("Trivergance") from its formation in June 2006 to July 2010. From September 2002 to December 2006, he served as a member of Onyx Capital Ventures, LLC, a private equity firm and minority business enterprise that specialized in investing in middle-market minority business enterprises. From 1996 to 2002, he was a principal of Vision Capital Partners, LLC, and was a founder of Velocity Capital, LLC. Both merchant banking partnerships focused on early stage venture capital and private equity investments. From 1989 to 1999, Mr. Palmer served as vice president of corporate development for Farley Industries, Inc., a diversified holding company with interests in the automotive, industrial and apparel industries. From 2003 to 2006, Mr. Palmer served as Chairman of the Board of Directors of CiDRA Corporation, an industrial and optical services provider to the oilsands, minerals processing and pulp and paper industries. Mr. Palmer received an A.B. in Physical Chemistry from Hamilton College and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.
           Lowell D. Kraff has served as a member of the board of managers of Diamond Resorts Parent, LLC since April 2007. Mr. Kraff has spent his career in the private equity, merchant banking and investment banking fields. He has been a principal equity investor for over 15 years, participating in leveraged buyouts, growth equity and early stage venture capital transactions. Mr. Kraff co-founded Trivergance in June 2006, and has served as a managing member since its formation. From July 2001 to June 2006, Mr. Kraff was a founding principal of Connecting Capital & Partners, LLC, a merchant banking company organized to make principal investments in alternative assets and provide limited strategic investment banking advice. From June 1996 to July 2001, Mr. Kraff also served as a founding principal of Vision Capital Partners, LLC. At Vision Capital, Mr. Kraff and his partners sourced proprietary deals and invested in several early stage and growth capital opportunities. He currently is a member of the Board of Directors of Luumena, a transactional marketing services firm. Mr. Kraff received a B.S. from The Wharton School, University of Pennsylvania and an M.B.A. from the University of Chicago.
           B. Scott Minerd has served as a member of the board of managers of Diamond Resorts Parent, LLC since August 2010. Mr. Minerd joined Guggenheim Partners in 1998. Mr. Minerd is Chief Investment Officer of Guggenheim Partners Asset Management and its affiliate, Guggenheim Investment Management, LLC, and a managing partner of Guggenheim Partners. He was formerly a Managing Director with Credit Suisse First Boston in charge of trading and risk management for the Fixed Income Credit Trading Group. Mr. Minerd has also held capital markets positions with Morgan Stanley, Merrill Lynch and Continental Bank and was a Certified Public Accountant for Price Waterhouse. Mr. Minerd holds a B.S. degree in Economics from The Wharton School, University of Pennsylvania, and has completed graduate work at the University of Chicago Graduate School of Business and The Wharton School, University of Pennsylvania.
           Zachary D. Warren has served as a member of the board of managers of Diamond Resorts Parent, LLC since June 2010. Mr. Warren has over 15 years of experience in the equity and corporate debt markets, with a focus on making direct debt investments in middle-market companies. Mr. Warren is a managing director of Guggenheim Partners, where he has participated in numerous financings. Mr. Warren received a B.A. in Economics from the College of William and Mary and an M.B.A. from the Anderson School at UCLA.
Section 16(a) Beneficial Ownership Reporting Compliance
None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Exchange Act, with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Exchange Act.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. In addition, we have adopted a separate Code of Ethics for Principal Financial Officers that is applicable to our chief executive officer, our chief financial officer and any other senior financial officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for Principal Financial Officers may be obtained, without charge, by any person upon written request to Janice Barr at 10600 West Charleston Boulevard, Las Vegas, Nevada 89135.
Audit Committee Matters
Our board of managers has an audit committee that is responsible for, among other things, overseeing our accounting and financial reporting processes and audits of our financial statements. The audit committee is comprised of Messrs. Kraff and Warren. Our audit committee does not include a “financial expert” as that term is defined in applicable regulations. The members of our audit committee have substantial experience in assessing the performance of companies and in understanding financial statements, accounting issues, financial reporting and audit committee functions. However, neither member has comprehensive professional experience with generally accepted accounting principles and financial statement preparation and analysis and, accordingly, the board of managers does not consider either of them to be a “financial expert” as that term is defined in applicable regulations. Nevertheless, the board of managers believes that the members of our audit committee have the necessary expertise and experience to perform the functions required of the audit committee.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Board of Manager Compensation
Members of our board of managers receive no compensation from us for their services as members of the board or for attendance at board meetings, except as described below under "Perquisites." Members of our board of managers are reimbursed for expenses incurred in connection with attendance at board meetings.
Praesumo Engagement Agreements

Mr. Kraff, a member of our board of managers, receives no direct remuneration from us. Rather, Praesumo Partners, LLC, a limited liability company of which Mr. Kraff is a beneficial owner and a controlling party, has received consulting fees pursuant to engagement agreements entered into with one of our subsidiaries. In consideration for these services, we paid Praesumo approximately $3.4 million, $1.2 million and $1.2 million in fees and expense reimbursements during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts do not include certain travel-related costs paid directly by us. During the years ended December 31, 2010 and 2009, Mr. Kraff's business expenses were paid to Trivergance, an entity Mr. Kraff co-founded with Mr. Palmer. For additional information regarding the fees and expense reimbursements paid by us to Praesumo pursuant to these engagement agreements, see Item 13 “Certain Relationships and Related Transactions, and Director Independence” below.
Luumena and Technogistics
Mr. Kraff, a member of our board of managers, is a beneficial owner of Luumena, LLC and Technogistics, LLC. We engaged Luumena, LLC for digital media services and Technogistics, LLC for direct marketing services and paid them $0.4 million and $1.3 million, respectively, during the year ended December 31, 2011.
Perquisites
During 2011, 2010 and 2009, we made certain perquisites available to certain members of our board of managers. The table below sets forth the amounts of these perquisites paid to Messrs. Cloobeck, Palmer and Kraff for the years ended December 31, 2011, 2010 and 2009:

Name	Year	Personal use of aircraft(1)	Private medical/health insurance costs and premiums(2)
Stephen J. Cloobeck	2011	$—	$80,000
Chief Executive Officer and	2010	—	13,000
Chairman of the Board	2009	121,000	23,000

David F. Palmer	2011	137,000	43,000
President, Chief Financial	2010	110,000	12,000
Officer and Manager	2009	—	2,000

Lowell D. Kraff	2011	141,000	—
Manager	2010	126,000	—
	2009	38,000	—

(1) Represents the aggregate incremental cost to us for travel on company aircraft not related to company business.	The aggregate incremental cost for the use of the company aircraft for personal travel is calculated by multiplying the hourly variable cost rate for the aircraft used by the hours used. Fixed costs which do not change based on usage, such as pilots' salaries, aircraft monthly leases, aircraft management fees, and property taxes, are excluded.

(2) Messrs. Cloobeck and Palmer are eligible to participate in a health insurance program pursuant to the HM&C agreement described below. Amounts reported represent (i) the incremental cost to the Company of the premiums paid on a covered individual's behalf under this program that are in excess of premiums paid by the
Company on behalf of employees covered by our health plan which is generally available to all employees, plus (ii) additional costs to the Company of medical services provided to Messrs. Cloobeck and
Palmer during the fiscal year.

Executive Officer Compensation
We do not maintain any employment agreements with any of our executive officers nor do we provide any change of control or similar benefits to our executive officers. We have not adopted any retirement, pension, profit sharing, stock option or other similar programs for the benefit of our executive officers or members of our board of managers.

Neither Mr. Cloobeck nor Mr. Palmer receive direct remuneration from us, except as set forth above under "Perquisites." Rather, Hospitality Management and Consulting Service, LLC (“HM&C”), a Nevada limited liability company that is beneficially owned by Mr. Cloobeck, receives an annual management fee pursuant to a management services agreement with us, as described below. Messrs. Cloobeck and Palmer are each compensated pursuant to a services agreement with HM&C.
DR Management HOA Executive Oversight, Consulting and Service Agreement
In April 2007, we entered into a Homeowner Association Executive Oversight, Consulting and Services Agreement with Diamond Resorts, LLC, or DR Management, a Nevada limited liability company that is beneficially owned by Mr. Cloobeck. Pursuant to this agreement, DR Management provided executive and strategic oversight of services we provided to our HOAs, including management and supervision of all aspects of the operations, planning and financing of the HOAs. In consideration of these services, we paid DR Management approximately $8.1 million and $6.3 million in management fees and expense reimbursements for the years ended December 31, 2010 and December 31, 2009, respectively, in accordance with the terms of the agreement. This agreement was terminated effective December 31, 2010, in connection with our entry into the HM&C agreement described below.

Trivergance Services Agreement
In April 2007, we entered into a Services Agreement with Trivergance, a Delaware limited liability company beneficially owned by Mr. Palmer and Mr. Kraff. Pursuant to this agreement, Trivergance provides management, consulting and advisory services to us, including management and supervision of all aspects of our financial operations and planning. In consideration of these services, we paid Trivergance approximately $1.6 million and $1.5 million in management fees and expense reimbursements during the years ended December 31, 2010 and December 31, 2009, respectively. During the years ended December 31, 2010 and 2009, we reimbursed Trivergance, an entity Mr. Palmer co-founded with Mr. Kraff for Mr. Kraff's business expenses. This agreement was terminated effective December 31, 2010, in connection with our entry into the HM&C agreement described below.

HM&C Management Services Agreement
Effective December 31, 2010, we entered into a Homeowner Association Oversight, Consulting and Executive Management Services agreement with HM&C. Pursuant to this agreement, HM&C provides two categories of management services to us: (i) executive and strategic oversight of the services we provide to HOAs through our hospitality and management services operations, for the benefit of us and of the HOAs, or HOA Management Services; and (ii) executive, corporate and strategic oversight of our operations and certain other administrative services.
Pursuant to this agreement, HM&C agreed to cause Mr. Cloobeck to serve as our CEO, and Mr. Palmer to serve as our CFO, and for each to fulfill the duties of their respective positions, during the term of the agreement. HM&C also provides us with services of certain other officers and employees, each of which devotes his or her full business time and attention to the Company. Pursuant to the agreement, HM&C is to receive (i) an annual management fee for HOA Management Services, and (ii) an annual incentive payment based on performance metrics determined by our board of managers, and (iii) reimbursement of HM&C's expenses. For the year ended December 31, 2011, we incurred approximately $16.9 million$0.0 millionin management fees, incentive payments and expense reimbursements in connection with this agreement. The management fees, incentive payments, and expense reimbursements payable under the agreement are not materially different than the cost which we would incur if the employees of HM&C were employed by us. These payments will be reviewed on an annual basis and may be increased as agreed to by our board of managers. However, our board of managers does not have authority to allocate the aggregate annual fees and incentive payments paid to HM&C to Messrs. Cloobeck or Palmer or other officers and employees furnished by HM&C.
The agreement has an initial term of five years, and will be automatically renewed on an annual basis unless either we or HM&C gives notice of termination. The agreement will also terminate automatically (i) in the event that Mr. Cloobeck no longer serves as our CEO for any reason, including his death or disability or (ii) upon certain events that may constitute a change of control of the Company. The agreement provides that, upon Mr. Cloobeck's death or disability, we will pay HM&C three annual payments of $5.0 million which will then be paid to Mr. Cloobeck or his estate. We have purchased insurance to fund these payments. We have also purchased key man life insurance for Mr. Palmer covering an aggregate amount of $7.5 million in payments to an affiliated entity of Mr. Palmer upon his death or disability.
For additional information regarding the HM&C agreement, please see Item 13, "Certain Relationships and Related Transactions, and Director Independence" below.

Compensation Committee Interlocks and Insider Participation
We do not have a standing compensation committee or any committee performing similar functions because our board of managers has determined not to directly compensate the officers or members of our board of managers, except as set forth above under "Perquisites." Accordingly, there were no deliberations concerning executive officer compensation in 2011.
Compensation Committee Report
As stated above, we do not have a standing compensation committee or any committee performing similar functions, and therefore no compensation committee report is included in this annual report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding common stock of Diamond Resorts Corporation is held by Diamond Resorts Holdings, LLC. There is no established public trading market for our common stock. All of the outstanding equity of Diamond Resorts Holdings, LLC is held by Diamond Resorts Parent, LLC. We do not maintain any equity compensation plans under which our equity securities are authorized for issuance.
The following table sets forth certain information regarding beneficial ownership of common equity units of Diamond Resorts Parent, LLC, our indirect parent company, as of March 30, 2012, for:

•	each of its managers;

•	each of its named executive officers;

•	each person or group known to us to beneficially own 5% or more of such units; and

•	all of its executive officers and managers as a group.
The percentages of common equity units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Subject to the assumption set forth in the immediately succeeding sentence, except as otherwise indicated, to our knowledge each beneficial owner named in the table below has sole voting and sole investment power with respect to all units beneficially owned. Unless otherwise indicated in the footnotes, the address of each beneficial owner is 10600 West Charleston Boulevard, Las Vegas, Nevada 89135.

Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Units	Percentage of Common Units Outstanding(1)
Managers and Executive Officers
Stephen J. Cloobeck(2)	786.0	56.6%
David F. Palmer(3)	—	—
Lowell D. Kraff(4)	—	—
B. Scott Minerd(5)	—	—
Zachary D. Warren(6)	—	—
All managers and executive officers as a group	786.0	56.6%
5% Beneficial Owners
Cloobeck Diamond Parent, LLC(2)	786.0	56.6%
DRP Holdco, LLC(7)	293.1	21.1%
Wellington Management Company, LLP(8)	280.9	20.2%

(1)
Represents the percentage of total voting power and the percentage ownership of common equity units beneficially owned by each identified unit holder and all managers and executive officers as a group. As of December 31, 2011 there were 1,387.8 common equity units outstanding.

(2)	Mr. Cloobeck controls two entities which hold 100% of the outstanding voting securities of Cloobeck Diamond

Parent, LLC, a Nevada limited liability company, or CDP, and a majority of the outstanding non-voting equity securities (which have the same economic rights as the voting securities). Mr. Cloobeck and certain trusts, of which Mr. Cloobeck is trustee, beneficially own all outstanding equity interests in such entities. As a result, Mr. Cloobeck has sole power to vote and dispose of all common units of Diamond Resorts Parent, LLC held by CDP. Through voting agreements with CDP, Mr. Cloobeck also has the sole power to vote and dispose of all common units of Diamond Resorts Parent, LLC owned by 1818 Partners, LLC, Trivergance Diamond Sub, LLC and LDK Holdco, LLC.

(3)
Mr. Palmer holds equity interests in Trivergance Diamond Holdings, LLC, a Delaware limited liability company, or TDH, which in turn holds non-voting equity interests in CDP. Mr. Palmer also directly holds non-voting equity interests in CDP. Mr. Palmer also directly holds equity interests in 1818 Partners, LLC that are subject to a voting agreement with CDP, and indirectly holds equity interests in Trivergance Diamond Sub, LLC through his ownership in its parent, TDH. Although Mr. Palmer does not beneficially own the common equity units of Diamond Resorts Parent, LLC held by CDP (see Note 2 above) or 1818 Partners, LLC, by virtue of his ownership of equity interests in such entities, Mr. Palmer will receive economic benefits relating to approximately 7.1% of Diamond Resorts Parent, LLC pursuant to the respective operating agreements of such entities.

(4)
Mr. Kraff holds equity interests in TDH, which in turn holds non-voting interests in CDP. Mr. Kraff also directly holds equity interests in 1818 Partners, LLC and LDK Holdco, LLC that are each subject to voting agreements with CDP, and indirectly holds equity interests in Trivergance Diamond Sub, LLC through his ownership in its parent, TDH. Although Mr. Kraff does not beneficially own the common units of Diamond Resorts Parent, LLC held by CDP (see Note 2 above) or such other entities, by virtue of his ownership of equity interests in such entities, Mr. Kraff receives economic benefits relating to approximately 4.6% of Diamond Resorts Parent, LLC pursuant to the respective operating agreements of such entities.

(5)	Mr. Minerd is a managing partner of Guggenheim Partners. Clients of and funds managed by affiliates of Guggenheim Partners beneficially own 293.1 of the common units.

(6)	Mr. Warren is a managing director of Guggenheim Partners. Clients of and funds managed by affiliates of Guggenheim Partners beneficially own 293.1 of the common units.

(7)
The address for DRP Holdco, LLC, or DRP, is 135 East 57th Street, New York, NY 10022. DRP is an investment vehicle managed by an affiliate of Guggenheim, and has members that are clients of affiliates of Guggenheim.

(8)
The address for Wellington Management Company, LLP, or Wellington Management, is 280 Congress Street, Boston, MA 02210. Wellington Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. The common units beneficially owned by Wellington Management, in its capacity as investment adviser, are owned of record by clients of Wellington Management. Those clients have the right to receive, or the power to direct the receipt of, distributions from, or the proceeds from the sale of, such common units. No such client is known to have such right or power with respect to more than five percent of the common units, except for The Hartford Capital Appreciation Fund, which owns 184.9 common units, representing approximately 13.3% of outstanding common units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Praesumo Engagement Agreements
In June 2009, we entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, or Praesumo, a limited liability company of which Lowell Kraff, a member of our board of managers, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, as amended and modified from time to time, Praesumo provided Mr. Kraff as an independent contractor to us to provide, among other things, acquisition, development and finance consulting services. In June 2010, we renewed this engagement agreement for an additional 26-month term, effective as of the date of the expiration of the initial term of the agreement. In January 2011, we entered into an additional engagement agreement with Praesumo, which terminated effective as of December 31, 2011, under which Mr. Kraff provided certain additional consulting services as requested by us. In consideration of these services provided pursuant to these two engagement agreements, we paid to Praesumo, in the aggregate, approximately $3.4 million in fees and expense reimbursements during the year ended December 31, 2011. This amount does not include certain travel-related costs paid directly by us. In addition, we also paid Praesumo $4.1 million related to the recapitalization transaction in July 2011. See "Recapitalization Transaction" below.
HM&C Management Services Agreement
Effective December 31, 2010, we entered into a Homeowner Association Oversight, Consulting and Executive

Management Services agreement with HM&C, a Nevada limited liability company that is beneficially owned by Mr. Cloobeck. Pursuant to this agreement, HM&C provides two categories of management services to us: (i) executive and strategic oversight of the services we provide to HOAs through our hospitality and management services operations, for the benefit of us and of the HOAs, or HOA Management Services; and (ii) executive, corporate and strategic oversight of our operations and certain other administrative services.
Pursuant to this agreement, HM&C agreed to cause Mr. Cloobeck to serve as our CEO, and Mr. Palmer to serve as our CFO, and for each to fulfill the duties of their respective positions, during the term of the agreement. HM&C also provides us with services of certain other officers and employees, each of which devotes his or her full business time and attention to the Company. Pursuant to the agreement, HM&C is to receive (i) an annual management fee for HOA Management Services, and (ii) an annual incentive payment based on performance metrics determined by our board of managers and (iii) reimbursement of HM&C's expense reimbursements. For the year ended December 31, 2011, we incurred approximately $16.9 million$0.0 millionin management fees, incentive payments and expense reimbursements in connection with this agreement. The management fees, incentive payments, and expense reimbursements payable under the agreement are not materially different than the cost which we would incur if the employees of HM&C were employed by us. These payments will be reviewed on an annual basis and may be increased as agreed to by our board of managers. However, our board of managers does not have authority to allocate the aggregate annual fees and incentive payments paid to HM&C to Messrs. Cloobeck or Palmer or other officers and employees furnished by HM&C.
The agreement has an initial term of five years, and will be automatically renewed on an annual basis unless either we or HM&C gives notice of termination. The agreement will also terminate automatically (i) in the event that Mr. Cloobeck no longer serves as our CEO for any reason, including his death or disability or (ii) upon certain events that may constitute a change of control of the Company. The agreement provides that, upon Mr. Cloobeck’s death or disability, we will pay HM&C three annual payments of $5.0 million which will then be paid to Mr. Cloobeck or his estate. We have purchased insurance to fund these payments. We have also purchased key man life insurance for Mr. Palmer covering an aggregate amount of $7.5 million in payments to an affiliated entity of Mr. Palmer upon his death or disability.
HM&C provides, and in the future may provide, services to other companies, including companies controlled by Mr. Cloobeck, provided, however, that (i) HM&C is obligated to provide to us the full business time and attention of Messrs. Cloobeck, Palmer and any other employees who are or may in the future be employed by HM&C, (ii) HM&C is prohibited from competing with us, and (iii) HM&C is prohibited from providing services to our direct competitors. In the event that HM&C provides material services to other companies in the future, current or future employees of HM&C may devote substantial time and attention to these other companies (provided they comply with the restrictions described in the prior sentence), as well as to us. However, HM&C currently has no such plans.
Guggenheim Relationship
Two members of our board of managers, Messrs. Warren and Minerd, are principals of Guggenheim Partners, LLC, or Guggenheim. An affiliate of Guggenheim is currently an investor in our DROT 2009 Notes and DROT 2011 Notes. For additional information regarding our DROT 2009 Notes and DROT 2011 Notes, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
In connection with the Tempus Resorts Acquisition described in Item 1, "Business— Business Strategies," Tempus Acquisition, LLC, one of our wholly-owned subsidiaries, entered into a Credit and Security Agreement, dated November 23, 2010, with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. This loan was a revolving facility with a maximum principal amount of $8 million, with an interest rate of 10%. The term of this loan ended on July 1, 2011 in connection with the consummation of the Tempus Resorts Acquisition. During 2011, Tempus Acquisition, LLC made an aggregate $0.2 million in interest payments and an aggregate $6.5 million in principal payments on the loan. For more information on this loan, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
On July 1, 2011 we completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund this acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, an affiliate of Guggenheim, as administrative agent for the lender parties thereto. This loan is collateralized by all assets of Tempus Acquisition, LLC. The loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Guggenheim Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Guggenheim Loan balance as of July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan. During 2011, Tempus Acquisition, LLC made an aggregate $2.0 million in interest payments and made no principal payments on the loan. For more information on this loan, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Recapitalization Transaction
On July 21, 2011, we consummated a recapitalization transaction pursuant to which Diamond Resorts Parent, LLC redeemed all of the preferred units held by an investment vehicle managed by an affiliate of Guggenheim. Upon closing of the recapitalization transaction, we paid a closing fee of approximately $4.1 million to Praesumo, a limited liability company of which Mr. Kraff, a member of our board of managers, is a beneficial owner and a controlling party. For more information on this recapitalization transaction, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Luumena and Technogistics
Mr. Kraff, a member of our board of managers, is a beneficial owner of Luumena, LLC and Technogistics, LLC. We engaged Luumena, LLC for digital media services and Technogistics, LLC for direct marketing services and paid them $0.4 million and $1.3 million, respectively, during the year ended December 31, 2011.
Mackinac Partners
Mr. Alan Bentley, a director of certain of our European entities, is also a partner of Mackinac Partners LLC. For the year ended December 31, 2011, we paid a total of $2.5 million to Mackinac Partners LLC for a variety of consulting services provided to us.
Director Independence
As a privately-held company, we are not required to have independent directors on our board of managers and none of the members of our board of managers is independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees billed for professional services rendered by our independent registered public accounting firms, which include BDO USA, LLP, BDO UK, LLP, BDO Spain, LLP and BDO Portugal, LLP, (collectively "BDO") for the audit of our annual financial statements for fiscal year 2011 and fiscal year 2010 and aggregate fees billed in those same years for audit related services, and all other services rendered by BDO. The Audit Committee approved all of the fees presented in the table below:

	Independent Registered Public Accounting Firm Fees Paid Related to Fiscal 2011	Independent Registered Public Accounting Firm Fees Paid Related to Fiscal 2010
	BDO	BDO
Audit Fees (1)	$1,324,800	$1,311,919
Audit Related Fees (2)	104,000	68,100
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,428,800	$1,380,019

(1)
Principally fees for the audits of the Company's annual financial statements, audits related to our Registration Statement on Form S-4 effective on July 8, 2011, the review of the Company's quarterly financial statements, and services provided in connection with the Company's statutory and regulatory filings.

(2)	Principally audits related to our employee benefit plans, THE Club, as well as audits required by the lenders of our securitization notes and 2008 conduit facility.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures requiring audit committee review and approval in advance of all engagements for services provided by the Company's independent registered public accounting firm. Prior to rendering any audit and non-audit professional services, BDO discusses such services with the Audit Committee, and the committee pre-approves the scope of such services and the related estimated fees. The scope of all audit and non-audit services rendered by BDO during the year ended December 31, 2011 was pre-approved by the Audit Committee.

During the approval process, the Audit Committee considers the impact of the scope of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor's independence, including compliance with the SEC rules and regulations.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report:
1. Consolidated Financial Statements
See the consolidated financial statements required to be filed in this Form 10-K commencing on page F-1 hereof.
2. Exhibits

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of August 31, 2010, by and between ILX Acquisition, Inc. and ILX Resorts Incorporated and certain related entities identified therein. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

2.2
Securities Purchase Agreement, dated as of June 17, 2010, by and between Diamond Resorts Parent, LLC and DRP Holdco, LLC (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

2.3
Securities Purchase Agreement, dated as of February 18, 2011, by and between Diamond Resorts Parent, LLC and the purchasers named therein (Incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

3.1
Articles of Incorporation of Diamond Resorts Corporation, as amended (f/k/a Sunterra Corporation; f/k/a Signature Resorts, Inc.; f/k/a KGK Resorts, Inc.) (Incorporated by reference to Exhibit 3.1 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772))

3.2
Second Amended and Restated Bylaws of Diamond Resorts Corporation (f/k/a Sunterra Corporation; f/k/a Signature Resorts, Inc.; f/k/a KGK Resorts, Inc.) (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772))

4.1
Indenture, dated as of August 13, 2010, among Diamond Resorts Corporation, Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772))

4.2
Registration Rights Agreement, dated as of August 13, 2010, among Diamond Resorts Corporation, Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, the subsidiary guarantors named therein, Credit Suisse Securities (USA) LLC, as representative of the initial purchasers, Banc of America Securities LLC, as representative of the initial purchasers, and Guggenheim Securities, LLC, as representative of the initial purchasers(Incorporated by reference to Exhibit 4.2 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772))

4.3
Security Agreement, dated August 13, 2010, among Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, Diamond Resorts Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 4.3 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772))

4.4	Form of 12.00% Senior Secured Notes due 2018 (included in Exhibit 4.1)

10.1
Indenture, dated as of October 1, 2009, by and among Diamond Resorts Owner Trust 2009-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772))

10.2
Note Purchase Agreement, dated as of October 9, 2009, by and between Diamond Resorts Owner Trust 2009-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.3
Loan Sale and Servicing Agreement, dated as of April 30, 2010, by and among DRI Quorum 2010 LLC, Quorum Federal Credit Union, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772))

10.4
Purchase Agreement, dated as of April 30, 2010, by and between Diamond Resorts Finance Holding Company and DRI Quorum 2010 LLC (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.5
Receivables Loan and Security Agreement, dated as of August 31, 2010, by and between Textron Financial Corporation and ILX Acquisition, Inc. (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.6
Inventory Loan and Security Agreement, dated as of August 31, 2010, by and between Textron Financial Corporation and ILX Acquisition, Inc. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.7	Indenture, dated as of April 1, 2011, by and among Diamond Resorts Owner Trust 2011-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association
10.8	Note Purchase Agreement, dated as of April 21, 2011, by and between Diamond Resorts Owner Trust 2011-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC
10.9
Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC (Incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed on August 15, 2011 (file number 333-172772))

10.10
Loan and Security Agreement, dated as of June 30, 2011, by and between Resort Finance America, LLC and Mystic Dunes Receivables, LLC (Incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed on August 15, 2011 (file number 333-172772))

10.11
Loan and Security Agreement, dated as of June 30, 2011, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (Incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed on August 15, 2011 (file number 333-172772))

10.12
Securities Purchase Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772))

10.13
Redemption Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the other parties named therein (Incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772))

10.14
Redemption Agreement, dated as of July 21, 2011, by and between Cloobeck Diamond Parent, LLC and Diamond Resorts Parent, LLC (Incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772))

10.15
Fourth Amended and Restated Securityholders Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the other parties named therein (Incorporated by reference to Exhibit 10.4 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772))

10.16
Fourth Amended and Restated Operating Agreement of Diamond Resorts Parent, LLC, dated as of July 21, 2011, by and among the parties named therein (Incorporated by reference to Exhibit 10.5 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772))

10.17
Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the parties named therein (Incorporated by reference to Exhibit 10.6 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772))

10.18
Fourth Amended and Restated Indenture, dated as of October 1, 2011, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 20, 2011 (file number 333-172772))

10.19
Third Amended and Restated Sale Agreement, dated as of October 1, 2011, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (Incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 20, 2011 (file number 333-172772))

10.20
Third Amended and Restated Purchase Agreement, dated as of October 1, 2011, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (Incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 20, 2011 (file number 333-172772))

10.21
Asset Purchase Agreement, dated as of October 24, 2011, among Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., Operadora MGVM S. de R.L. de C.V., and DPM Acquisition, LLC (Incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 28, 2011 (file number 333-172772))

10.22
Lease, dated as of January 16, 2008, by and between H/MX Health Management Solutions, Inc. and Diamond Resorts Corporation (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.23†
Terms of Engagement Agreement for Individual Independent Contractor, dated as of June 2009, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services USA, LLC, as amended by the Extension Agreement, effective as of June 1, 2010, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC, and the Amendment to Extension Agreement, dated as of January 1, 2011, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.24†
Homeowner Association Oversight, Consulting and Executive Management Services Agreement, dated as of December 31, 2010, by and between Diamond Resorts Corporation and Hospitality Management and Consulting Service, L.L.C. (Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772))

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Diamond Resorts Parent, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Diamond Resorts Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith

† Management contract or compensatory plan, contract or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its sole stockholder an annual report to security holders covering the registrant's last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2012		DIAMOND RESORTS CORPORATION
	By:	/s/ Stephen J. Cloobeck
Stephen J. Cloobeck
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen J. Cloobeck	Chairman of the Board and Chief Executive Officer	March 30, 2012

Stephen J. Cloobeck	(Principal Executive Officer) and Sole Director

/s/ David F. Palmer	President and Chief Financial Officer	March 30, 2012

David F. Palmer	(Principal Financial Officer)

/s/ Lisa M. Gann	Chief Accounting Officer	March 30, 2012

Lisa M. Gann	(Principal Accounting Officer)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Members of
Diamond Resorts Parent, LLC and Subsidiaries
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Diamond Resorts Parent, LLC and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in member capital (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Resorts Parent, LLC at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP

Las Vegas, Nevada
March 30, 2012

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands, except share data)

	2011	2010
ASSETS
Cash and cash equivalents	$19,897	$27,329
Cash in escrow and restricted cash	33,988	30,048
Mortgages and contracts receivable, net of allowance of $94,478 and $55,151, respectively	283,302	245,287
Due from related parties, net	29,258	20,958
Other receivables, net	35,053	35,980
Income tax receivable	629	10
Prepaid expenses and other assets, net	53,477	46,248
Unsold Vacation Interests, net	256,805	190,564
Property and equipment, net	48,177	29,097
Assets held for sale	5,517	9,517
Intangible assets, net	68,109	45,713
Total assets	$834,212	$680,751
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$12,353	$7,655
Due to related parties, net	56,515	36,251
Accrued liabilities	70,326	67,533
Income taxes payable	3,491	3,936
Deferred revenues	70,774	67,706
Senior Secured Notes, net of unamortized original issue discount of $9,454 and $10,278, respectively	415,546	414,722
Securitization notes and conduit facility, net of unamortized original issue discount of $1,054 and $899 respectively	250,895	186,843
Derivative liabilities	—	79
Notes payable	71,514	23,273
Total liabilities	951,414	807,998
Commitments and contingencies
Redeemable preferred units (0 and 1,000 shares authorized, issued and outstanding)	—	84,502
Member capital (deficit):
Member capital (authorized 1,387.8 common units, no par value; issued 1,387.8 and 1,090 common units, respectively)	152,247	7,335
Accumulated deficit	(251,077)	(201,338)
Accumulated other comprehensive loss	(18,372)	(17,746)
Total member capital (deficit)	(117,202)	(211,749)
Total liabilities and member capital (deficit)	$834,212	$680,751

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Revenues:
Vacation Interest sales	$211,321	$214,764	$248,643
Provision for uncollectible Vacation Interest sales revenue	(16,562)	(12,655)	(14,153)
Vacation Interest, net	194,759	202,109	234,490
Management and member services	99,306	86,206	81,779
Consolidated resort operations	29,893	26,547	23,814
Interest	47,285	39,327	44,172
Other	19,778	16,636	26,706
Total revenues	391,021	370,825	410,961
Costs and Expenses:
Vacation Interest cost of sales	(9,695)	39,730	55,135
Advertising, sales and marketing	128,717	114,029	116,098
Vacation Interest carrying cost, net	41,331	29,821	32,992
Management and member services	27,125	22,444	26,998
Consolidated resort operations	27,783	23,972	22,456
Loan portfolio	10,753	10,566	9,835
Other operating	1,298	1,202	4,165
General and administrative	80,412	67,905	71,306
Depreciation and amortization	13,966	11,939	13,366
Interest expense	82,010	67,162	68,515
Loss on extinguishment of debt	—	1,081	10,903
Impairments and other write-offs	1,572	3,330	1,125
Gain on disposal of assets	(708)	(1,923)	(137)
Gain on bargain purchase from business combination	(14,329)	—	—
Total costs and expenses	390,235	391,258	432,757
Income (loss) before benefit for income taxes	786	(20,433)	(21,796)
Benefit for income taxes	(9,517)	(1,274)	(799)
Net income (loss)	$10,303	$(19,159)	$(20,997)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2011, 2010 and 2009
($ in thousands)

	Temporary Member Capital		Permanent Member Capital
	Preferred Redeemable Units		Common Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)	Comprehensive Income (Loss)
	Shares	Amount	Shares
Balance at December 31, 2008	1,000	$85,098	1,000	$7,149	$(158,890)	$(21,103)	$(172,844)
Second Lien warrants	—	—	—	186	—	—	186
Priority returns and redemption premiums	—	18,430	—	—	(18,430)	—	(18,430)
Net loss for the year ended December 31, 2009	—	—	—	—	(20,997)	—	(20,997)	$(20,997)
Other comprehensive income:
Currency translation adjustments, net of tax of $0	—	—	—	—	—	4,696	4,696	4,696
Balance at December 31, 2009	1,000	103,528	1,000	7,335	$(198,317)	(16,407)	(207,389)
Comprehensive loss for the year ended December 31, 2009								$(16,301)
Guggenheim equity investment	1,000	75,000	269.3	—	—	—	—
Repurchase of equity previously held by another minority institutional investor	(1,000)	(111,680)	(179.3)	—	36,680	—	36,680
Costs related to issuance of common and preferred units	—	—	—	—	(2,888)	—	(2,888)
Priority returns and redemption premiums	—	17,654	—	—	(17,654)	—	(17,654)
Net loss for the year ended December 31, 2010	—	—	—	—	(19,159)	—	(19,159)	$(19,159)
Other comprehensive loss:
Currency translation adjustments, net of tax of $0	—	—	—	—	—	(1,339)	(1,339)	(1,339)
Balance at December 31, 2010	1,000	84,502	1,090	7,335	(201,338)	(17,746)	(211,749)
Comprehensive loss for the year ended December 31, 2010								$(20,498)
Issuance of common and preferred units	133.3	10,151	332.5	149,404	—	—	149,404
Costs related to issuance of common and preferred units	—	—	—	(4,545)	(87)	—	(4,632)
Priority returns and redemption premiums	—	8,412	—	—	(8,412)	—	(8,412)
Repurchase of a portion of outstanding warrants	—	—	—	(159)	(16,439)	—	(16,598)
Repurchase of redeemable preferred units	(1,133.3)	(103,065)	—	—	(18,540)	—	(18,540)
Repurchase of common units	—	—	(34.7)	212	(16,564)	—	(16,352)
Net income for the year ended December 31, 2011	—	—	—	—	10,303	—	10,303	$10,303
Other comprehensive loss:
Currency translation adjustments, net of tax of $0	—	—	—	—	—	(600)	(600)	(600)
Other	—	—	—	—	—	(26)	(26)	(26)
Balance at December 31, 2011	—	$—	1,387.8	$152,247	$(251,077)	$(18,372)	$(117,202)
Comprehensive income for the year ended December 31, 2011								$9,677

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Operating activities:
Net income (loss)	$10,303	$(19,159)	$(20,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	16,562	12,655	14,153
Amortization of capitalized financing costs and original issue discounts	6,138	2,521	1,989
Amortization of capitalized loan origination costs and portfolio discounts	3,562	3,007	3,230
Depreciation and amortization	13,966	11,939	13,366
Loss on extinguishment of debt	—	1,081	10,903
Impairments and other write-offs	1,572	3,330	1,125
Gain on disposal of assets	(708)	(1,923)	(137)
Gain on bargain purchase from business combination	(14,329)	—	—
Deferred income taxes	(8,567)	(377)	7
(Gain) loss on foreign currency exchange	(72)	42	182
Gain on mortgage repurchase	(196)	(191)	(282)
Unrealized gain on derivative instruments	(79)	(314)	(3,885)
Gain on insurance settlement	(3,535)	—	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(10)	12,190	19,495
Due from related parties, net	(7,260)	(5,776)	8,968
Other receivables, net	5,522	3,041	1,657
Prepaid expenses and other assets, net	(6,271)	(115)	2,516
Unsold Vacation Interests, net	(39,329)	10,308	19,236
Accounts payable	4,187	(3,224)	2,518
Due to related parties, net	24,958	5,255	7,589
Accrued liabilities	2,588	18,447	5,306
Income taxes payable (receivable)	(1,082)	4,632	(1,925)
Deferred revenues	1,372	8,632	2,779
Net cash provided by operating activities	9,292	66,001	87,793
Investing activities:
Property and equipment capital expenditures	(6,276)	(5,553)	(4,672)
Purchase of assets from ILX Resorts, Inc.	—	(30,722)	—
Purchase of assets from Tempus Resorts International, Ltd., net of $2,515, $0 and $0 cash acquired, respectively	(102,400)	—	—
Disbursement of Tempus Note Receivable	(3,493)	(3,005)	—
Proceeds from sale of assets	2,369	1,881	422
Net cash used in investing activities	$(109,800)	$(37,399)	$(4,250)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Financing activities:
Changes in cash in escrow and restricted cash	$(1,024)	$10,526	$8,455
Proceeds from issuance of Senior Secured Notes, net of original issue discount of $0, $10,570 and $0, respectively	—	414,430	—
Proceeds from issuance of securitization notes and conduit facility	206,817	54,100	210,045
Proceeds from issuance of notes payable	48,178	20,813	—
Payments on securitization notes and conduit facility	(138,910)	(90,226)	(279,131)
Payments on line of credit agreements	—	(397,609)	(1,139)
Payments on notes payable	(16,861)	(8,221)	(9,638)
Payments of debt issuance costs	(5,533)	(19,125)	(9,428)
Proceeds from issuance of common and preferred units	146,651	75,000	—
Repurchase of a portion of outstanding warrants	(16,598)	—	—
Repurchase of a portion of outstanding common units	(16,352)	—	—
Repurchase of redeemable preferred units	(108,701)	—	—
Repurchase of equity previously held by another minority institutional investor	—	(75,000)	—
Payments of costs related to issuance of common and preferred units	(4,632)	(2,888)	—
Payments for derivative instrument	—	(71)	(8,824)
Net cash provided by (used in) financing activities	93,035	(18,271)	(89,660)
Net (decrease) increase in cash and cash equivalents	(7,473)	10,331	(6,117)
Effect of changes in exchange rates on cash and cash equivalents	41	(188)	596
Cash and cash equivalents, beginning of period	27,329	17,186	22,707
Cash and cash equivalents, end of period	$19,897	$27,329	$17,186

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$74,138	$44,634	$63,297
Cash paid for taxes, net of tax refunds	$161	$(5,514)	$1,239
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$17,654	$18,430
Insurance premiums financed through issuance of notes payable	$8,500	$7,897	$8,573
Assets held for sale reclassified to unsold Vacation Interests	$2,983	$—	$4,220
Unsold Vacation Interests reclassified to assets held for sale	$—	$10,064	$—
Property and equipment reclassified to assets to be disposed but not actively marketed (prepaid expenses and other assets)	$—	$588	$—
Management contracts reclassified to assets held for sale	$—	$587	$—
Proceeds from issuance of ILXA Inventory Loan in transit	$—	$1,028	$—
Purchase of assets from Tempus Resorts International, Ltd. and ILX Resorts, Inc., respectively:
Fair value of assets acquired	$136,314	$34,876	$—
Gain from bargain purchase recognized	(14,329)	—	—
Cash paid	(104,915)	(30,722)	—
Deferred tax liability	(8,567)	—	—
Liabilities assumed	$8,503	$4,154	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	—Background, Business and Basis of Presentation
Business and Background
Diamond Resort Corporation is the issuer of the 12% senior secured notes due 2018 ("Senior Secured Notes") and is the Registrant. All financial information in the report is of Diamond Resorts Parent, LLC ("DRP") as it is the Parent of Diamond Resort Corporation and the parent guarantor under the Senior Secured Notes.DRP is a Nevada limited liability company created on March 28, 2007. On April 26, 2007, a third-party investor contributed $62.4 million cash and Cloobeck Diamond Parent, LLC ("CDP"), the Company’s majority equity holder, contributed $7.1 million of net assets in exchange for common and/or preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units do not provide to the holder any participation or conversion rights. The common and preferred members’ liability is limited to their respective capital contributions. DRP, together with its wholly-owned subsidiaries, is hereafter referred to as “Diamond Resorts” or the “Company.” The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation (“Sunterra,” or the “Predecessor Company”) and cancellation of Sunterra’s outstanding common stock for $16.00 per share (“the Merger”).
On July 21, 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 20—Common and Preferred Units for further details.
The Company operates in the vacation ownership industry, with an ownership base of more than 418,000 owner-families and a network of 219 destinations located in 28 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. The Company’s resort network includes 71 Diamond Resorts International-branded and managed properties and 144 affiliated resorts and four cruise itineraries, which are a part of the Company's network and available for its members to use as vacation destinations, although the Company does not manage them. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of three interrelated businesses: (i) hospitality and management services; (ii) marketing and sales of Vacation Ownership Interests (“VOIs" or “Vacation Interests”); and (iii) consumer financing for purchasers of the Company’s Vacation Interests.

•
Hospitality and Management Services. The Company manages 71 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe. The Company also manages five multi-resort trusts or similar arrangements (the “Collections”). Each Collection holds real estate in the Company’s resort properties underlying the Vacation Interests that the Company sells. As manager of the Company’s branded resorts and Collections, it provides billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for branded resorts, the Company also provides an online reservation system and customer service contact center, operates the front desks and amenities such as golf courses, food and beverage venues and retail shops, and furnishes housekeeping, maintenance and human resources services. Management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing the Company with a recurring and stable revenue stream. In addition, the Company earns recurring fees by operating THE Club, the points-based exchange and member services program that enables members to vacation at any of the 219 destinations in the Company’s network. These items are included in management and member services revenue and expense in the accompanying consolidated statements of operations.

In addition, the Company serves as the homeowners’ association (“HOA”) for its two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts. At certain resorts, the Company also operates golf courses, food and beverage venues, retail shops, a campground and a marina and earns incidental revenue and incurs operating expense. Finally, the Company provides cable, telephone, and technology services to HOAs. These items are included in consolidated resort operations revenue and expense in the accompanying consolidated statements of operations.

•
Marketing and Sales of Vacation Interests. The Company markets and sells Vacation Interests in its resort network. Sales prospects are generated by utilizing a variety of marketing programs. Currently, the Company sells Vacation Interests only in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in its network. The Company's Vacation Interests generally have either use rights into

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

perpetuity or that expire in 2054 as is the case in the European collections. The Company also sells shorter term vacation intervals, exercisable annually over a term of 36 months, and offers exchange programs into its resort network to consumers owning intervals at resorts managed by the Company. In the past, the Company also sold Vacation Interests in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time.

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

Basis of Presentation
The following is a list of entities included in the accompanying consolidated financial statements:
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
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
FLRX, Inc. and subsidiaries
George Acquisition Subsidiary, Inc.
ILX Acquisition, Inc. and subsidiaries
Sunterra Owner Trust 2004-1
Tempus Acquisition, LLC and subsidiaries
DPM Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, each have several subsidiaries.
On August 31, 2010, the Company acquired a majority of the assets and assumed certain liabilities of ILX Resorts, Inc. (the “ILX Acquisition”) through its wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”).
On July 1, 2011, the Company completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. See Note 21—Business Combinations for further details on these two acquisitions.
Reclassifications
During the year ended December 31, 2011, the Company created two new categories on its statements of operations labeled other revenue and other expense in order to provide readers with more useful information about incidental revenue generated in its normal course of business. See Note 2—Summary of Significant Accounting Policies for further details on these newly-created categories. Ancillary revenue and expense were previously recorded under management, member, and other services revenue and expense, respectively, which have been renamed to management and member services revenue and expense, respectively. For the years ended December 31, 2010 and 2009, $16.6 million and $26.7 million, respectively, of ancillary revenue and $1.2 million and $4.2 million, respectively, of ancillary expense were reclassified from previously issued reports to conform to current year presentation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Liquidity
On October 14, 2011, we entered into an amended and restated 2008 Conduit Facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75 million facility that is annually renewable for 364-day periods at the election of the lenders. The outstanding principal balance at December 31, 2011 was $22.1 million.
Cash provided by operations was $9.3 million for the year ended December 31, 2011, compared to $66.0 million for the year ended December 31, 2010. Cash and cash equivalents were $19.9 million and $27.3 million as of December 31, 2011 and 2010, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt maturities and the Company’s other cash requirements for the next twelve months. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer’s minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in the Company's ability to meet its short- and long-term cash needs. The Company has historically relied upon its ability to sell receivables in the securitization market in order to generate liquidity and create capacity on its conduit facilities.

Note 2	— Summary of Significant Accounting Policies
          Principles of Consolidation—The accompanying consolidated financial statements include all subsidiaries of the Company. With the exception of the hotel properties in Europe that the Company owns and provides to a trust in Europe under a rental agreement, the Company does not have any interests in any variable interest entities for which the Company is considered the primary beneficiary under Accounting Standards Codification (“ASC”) 810, “Consolidation.” All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.
          Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition and the Tempus Resorts Acquisition. These estimates included projections of future cash flows derived from sales of Vacation Interests, mortgages and contracts receivable, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates.
In preparation of its consolidated financial statements, the Company also made significant estimates which include: (1) allowance for loan and contract losses, and provision for uncollectible Vacation Interest sales revenue; (2) useful lives of property and equipment; (3) estimated useful lives of intangible assets acquired; (4) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of Vacation Interests, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (5) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
          Vacation Interest Sales Revenue Recognition—With respect to the Company’s recognition of revenue from Vacation Interest sales, the Company follows the guidelines included in ASC 978, “Real Estate-Time-Sharing Activities.” Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the Vacation Interest and the revenue earned on the sales incentive given to the customer as motivation to purchase the Vacation Interest. In order to recognize revenue on the sale of Vacation Interests, ASC 978 requires a demonstration of a buyer’s commitment (generally a minimum cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer’s down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the Vacation Interest once 10% of the purchase price plus the value of the incentives provided to consummate a Vacation Interest transaction has been covered. The Company recognizes sales of Vacation Interests on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the Vacation Interest; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

the sales price is reasonably assured; and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer’s commitment has not met ASC 978 guidelines, the Vacation Interest sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment is satisfied, at which time the full amount of the sale is recognized. The net deferred revenue is included in mortgages and contracts receivable on the Company’s balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
          Management and Member Services Revenue Recognition—Management and member services revenue includes resort management fees charged to HOAs and Collections that hold members’ Vacation Interests, as well as revenues from the Company’s operation of THE Club and the provision of other services. THE Club membership annual dues are recognized ratably over the year.

•
Management fee revenues are recognized in accordance with the terms of the Company’s management contracts. The Company collects management fees from the HOAs and Collections under the Company’s management agreements, which are recognized ratably throughout the year as earned.

•
The Company charges an annual fee for membership in THE Club, an internal exchange, reservation and membership service organization. In addition to annual dues associated with THE Club, the Company earns revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. The Company also earns revenue through the Company’s travel-related services and other affinity programs.

•	The Company receives commissions under the sales and marketing fee-for-service arrangement it has with a third party.
          Consolidated Resort Operations Revenue Recognition— Consolidated resort operations revenue consists of the following:

•
For the Company’s properties located in the Caribbean, the Company provides services traditionally administered by an HOA. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections by the Company’s St. Maarten HOAs, which are recognized ratably over the year. In addition, these HOAs also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as a direct reduction to refurbishment expense in consolidated resort operations expense. All operating revenues and expenses associated with these properties are consolidated within the Company’s financial statements, except for intercompany transactions, such as maintenance fees for the Company’s owned inventory and management fees, which are eliminated.

•	Food and beverage revenue at certain resorts whose restaurants the Company manages directly;

•	Greens fees, equipment rental and operation of food services at the golf courses owned and managed by the Company at certain resorts;

•	Revenue from providing cable, telephone, and technology services to HOAs; and

•	Other incidental revenues generated at the resorts including, but not limited to, retail and gift shops, activity fees for arts and crafts, sport equipment rental, and safe rental.
          Interest Revenue—The Company’s interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a first payment default; (ii) the initiation of cancellation or foreclosure proceedings; or (iii) the customer’s account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to the Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
          Other Revenue—Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs; (ii) closing costs on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (iv) late/impound fees assessed on delinquent consumer loans. Revenues associated with item (i) above are allocated to the Company's Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to the Company's Vacation Interest Sales and Financing business segment.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Vacation Interest Cost of Sales—The Company records Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires the Company to make significant estimates.
At the time the Company records related Vacation Interest sales revenue, the Company records Vacation Interest cost of sales. In determining the appropriate amount of costs using the relative sales value method, the Company relies on complex, multi-year financial models that incorporate a variety of inputs, most of which are management estimates. These amounts include, but are not limited to, estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, including estimated sales price per point and estimated number of points sold, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, and estimated projected future cost and volume of recoveries of Vacation Interests. Any changes in the estimates the Company uses to determine the Vacation Interest cost of sales are recorded in the current period.
          Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to sales associated with contracts not eligible for revenue recognition under ASC 978, as described above, which are deferred along with related revenue until the buyer’s commitment requirements are satisfied. Advertising expense recognized was $4.5 million, $1.9 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
          Vacation Interest Carrying Cost, Net— The Company is responsible for paying HOA annual maintenance fees, assessments, and reserves on the Company’s unsold Vacation Interests. Vacation Interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to Vacation Interests acquired pursuant to the Company’s inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
To offset the Company’s Vacation Interest carrying cost, the Company rents Vacation Interests controlled by the Company to third parties on a short-term basis. The Company also generates revenue on sales of one-week rentals and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, one-week rentals and mini-vacations is recognized as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product, which is three years in duration and is treated as Vacation Interest sales revenue.
          Management and Member Services Expenses—Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for the Company’s Caribbean resorts, for which the Company provides services traditionally administered by an HOA) and the Collections are recovered through the Company’s management agreements, and consequently are not recorded as expenses. The Company passes through to the HOAs certain overhead charges incurred to operate the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition — Principal Agent Considerations" (“ASC 605-45”) reimbursements from the HOAs relating to pass-through costs are recorded net of the related expenses.
Expenses associated with the Company’s operation of THE Club include costs of the Company’s customer service contact centers, fees paid to an external exchange provider and other items. In addition, the Company incurs selling costs associated with customer conversions into THE Club.
Management and member services expenses also include costs incurred under the sales and marketing fee-for-service arrangement with a third party.
Consolidated Resort Operations Expenses—With respect to the Caribbean resorts, the Company records expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants the Company manages directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense.
Loan Portfolio Expenses—Loan portfolio expenses include payroll and administrative costs of the finance operations as well as loan servicing fees paid to third parties. These costs are expensed as incurred with the exception of mortgage and contract receivable origination costs, which are capitalized and amortized over the term of the related mortgages and contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, “Receivables.”
Other Operating Expenses—Other operating expenses include expenses associated with certain sales incentives given to customers as motivation to purchase a Vacation Interest and are expensed as the related Vacation Interest sales revenue is recognized.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

           General and Administrative Expenses—General and administrative expenses include payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense incurred in relation to the corporate office. The Company passes through to the HOAs certain payroll and other direct costs incurred by corporate staff related to HOA operations. In accordance with guidance included in ASC 605-45, reimbursements from the HOAs relating to direct pass-through costs are recorded net of the related expenses.
           Income Taxes—The Company is subject to income taxes in the United States (including federal and state) and numerous foreign jurisdictions in which the Company operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.
Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
The Company recorded a deferred tax asset as a result of net operating losses incurred, and as part of its financial reporting process, the Company must assess the likelihood that its deferred tax assets can be recovered. During this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities against which deferred tax assets can be applied, and taxable income in future years. Unless recovery is more likely than not, a reserve in the form of a valuation allowance is established as an offset to the deferred tax asset. As a result of uncertainties regarding the Company’s ability to generate sufficient taxable income to utilize its net operating loss carry-forwards, the Company maintains a valuation allowance against the balance of its deferred tax assets.
          Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in the consolidated statement of member capital (deficit) and comprehensive income (loss). Holding gains and losses from foreign currency transactions are included in the consolidated statement of operations.
          Other Comprehensive Income—Other comprehensive income includes all changes in member capital (net assets) from non-owner sources such as foreign currency translation adjustments. The Company accounts for other comprehensive income in accordance with ASC 220, “Comprehensive Income.”
          Cash and Cash Equivalents—Cash and cash equivalents consist of cash, money market funds, and all highly-liquid investments purchased with an original maturity date of three months or less.
          Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales of Vacation Interests that are held in escrow until the legal rescission period has expired. Restricted cash consists primarily of reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. See Note 13—Borrowings. Additionally, in its capacity as resort manager, the Company collects cash on overnight rental operations on behalf of owners and HOAs, which are captioned “Rental trust” in Note 4—Cash in Escrow and Restricted Cash.
          Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—The Company accounts for mortgages (for the past financing of intervals) and contracts receivable (for the financing of points) under ASC 310, “Receivables.”
Mortgages and contracts receivable that the Company originates or acquires are recorded net of (i) deferred loan and contract costs, (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

using the effective interest method. Because the Company sells Vacation Interests only in the form of points, the Company currently originates contracts receivables, instead of mortgage receivables. The Company records a sales provision for estimated contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated contracts receivable, taking into account estimated Vacation Interest recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, the Company’s future results of operations may be adversely impacted.
The Company applies its historical default percentages based on credit scores of the individual customers to its mortgage and contracts receivable population to analyze the adequacy of the allowance and evaluate other factors such as economic conditions, industry trends, defaults and past due agings. Any adjustments to the allowance for mortgage and contracts receivable loss are also recorded within Vacation Interest sales revenue.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings; or (ii) the customer’s account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer’s initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
Due from Related Parties, Net and Due to Related Parties, Net— Amounts due from related parties, net, and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the Vacation Interests that the Company sells. See Note 6—Transactions with Related Parties for further detail. Due to the fact that the right of offset exists between the Company and the HOAs, the Company evaluates amounts due to and from each HOA at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210-20, “Balance Sheet — Offsetting.”
Assets Held for Sale—Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, within one year of the balance sheet date.
 Unsold Vacation Interests, Net—Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). Costs are expensed to Vacation Interest cost of sales under the relative sales value method. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost of sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of maintenance fee and mortgages and contracts receivable defaults. In accordance with ASC 978-340, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred. The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale and/or loan origination. Interest, real estate taxes and other carrying costs incurred during the construction period are capitalized and such costs incurred on completed Vacation Interests are expensed.
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
For the years ended December 31, 2011, 2010 and 2009, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $51.9 million, $7.8 million and $0.4 million, respectively, which were primarily the result of an increase in the estimated sales price per point, an increase in the estimated future point sales, and declining average costs for inventory recoveries. In connection with the ILX Acquisition completed on August 31, 2010, the Company recorded $10.1 million of unsold Vacation Interests based on an appraisal. Additionally, in connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $23.1 million of unsold Vacation Interests based on a preliminary appraisal. See Note 21— Business Combinations for further details.

Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. For SEC reporting companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-04 as of the Company's interim period ending March 31, 2012. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt ASU 2011-05 as of the Company's interim period ending March 31, 2012. The Company believes that the adoption of this update will primarily result in increased disclosures.
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted ASU 2011-08 as of January 1, 2012. The adoption of this update did not have a material impact on the Company's financial statements.
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of set-off associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-011 as of the Company's interim period ending March 31, 2012. The Company believes that the adoption of this update will not have a material impact on its financial statements.

Note 3	— Concentrations of Risk
          Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of Vacation Interests at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of Vacation Interests. If a buyer of Vacation Interest defaults, the Company generally must attempt to resell it by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered, and such costs must be incurred again to resell the Vacation Interests. Although in many cases the Company may have recourse against a buyer of Vacation Interests for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.
The Company maintains cash, cash equivalents, cash in escrow, and restricted cash with various financial institutions. These financial institutions are located throughout Europe and North America. A significant portion of the unrestricted cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
          Availability of Funding Sources—The Company has historically funded mortgages and contracts receivable and unsold Vacation Interests with borrowings through its financing facilities, sales of mortgages and contracts receivable and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows, and financial condition.
          Geographic Concentration—Currently, portions of our consumer loan portfolio are concentrated in certain geographic

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

regions within the United States. As of December 31, 2011, our loans to California, Arizona, New York and Florida residents constituted 18.3%, 8.9%, 5.6% and 5.6%, respectively, of our consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which we have significant loan concentrations such as California, Arizona, New York or Florida, could adversely affect our consumer loan portfolio, our business and our results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well being of the borrowers.
          Interest Rate Risk— Since the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate swap and interest rate caps, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
On June 29, 2007, the Company entered into a two-year interest rate swap contract with JP Morgan Chase Bank, N.A. to manage its exposure to fluctuations in interest rates (“JP Morgan Swap”). The contract had a notional value of $195.0 million and required the Company to pay interest at a fixed rate of 5.3% in exchange for a floating rate payment from JP Morgan Chase Bank, N.A. The contract was terminated on June 29, 2009 at maturity. See Note 13—Borrowings for further detail.
The Company derives net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Interests exceed the interest rates the Company pays to its lenders. Since the Company’s customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained.
In September 2007, the Company entered into an interest rate swap (“Credit Suisse Swap”) and an interest rate cap (“2007 Cap”) that matured on March 20, 2011 to manage its exposure to the fluctuation in interest rates on its conduit facilities completed in 2007 and 2008 (“2007 Conduit Facility” and “2008 Conduit Facility”). The Company is required to hedge at least 90.0% of the balance on its conduit facilities on a monthly basis. The Credit Suisse Swap required the Company to pay interest at a fixed rate of 4.7% in exchange for a floating rate payment from a counterparty. In addition, the 2007 Cap limited the interest rate the Company pays to 5.5%. Upon termination of the 2007 Conduit Facility in October 2009, the notional amount of the Credit Suisse Swap was reduced to $10.0 million. This swap was terminated on March 20, 2011.
In July 2010, the Company took additional measures to limit its exposure to interest rate increases by entering into a second interest rate cap (“2010 Cap”) that terminates on July 20, 2013. The 2010 Cap bears a strike rate of 5.5% and a one-month LIBOR based on a notional amount of $30.0 million. During the year ended and as of December 31, 2011, the fair value of this derivative asset was calculated to be $0 based on the discounted cash flow model.
In March 2011, the Company entered into another interest rate cap (the “2011 Cap”) to limit its exposure to interest rate increases. The 2011 Cap bears a strike rate of 5.5% and a one-month LIBOR and carries a notional amount of $5 million. The Company paid $0.002 million for the 2011 Cap, which terminated on August 20, 2011.
At December 31, 2011, the Company had $22.1 million outstanding under its 2008 Conduit Facility, which was covered by the 2010 Cap. See Note 13—Borrowings and Note 19—Fair Value Measurements for further details.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash consisted of the following as of December 31 (in thousands):

	2011	2010
Securitization and conduit collection and reserve cash	$15,002	$14,040
Collected on behalf of HOAs and other	8,837	5,447
Rental trust	4,779	3,717
Escrow	3,855	4,615
Bonds and deposits	1,515	2,229
Total cash in escrow and restricted cash	$33,988	$30,048

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of Vacation Interests at U.S. sales centers that is collateralized by their Vacation Interests. Eligibility for this financing is determined based on the customers’ Fair Isaac Corporation (“FICO”) credit scores. At December 31, 2011, the mortgages and contracts bore interest at fixed rates between 6.0% and 18.0%. The term of the mortgages and contracts are from one year to fifteen years and may be prepaid at any time without penalty. The weighted

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

average interest rate of outstanding mortgages and contracts receivable was 15.9% and 15.4% at December 31, 2011 and 2010, respectively. Mortgages and contracts receivable in excess of 90 days past due at December 31, 2011 and 2010 were 3.9% and 3.9%, respectively, of gross mortgages and contracts receivable.
Prior to 2009, the Company offered six and twelve month 0% interest financing to qualified customers. Interest was imputed on these loans at a rate of 12.3%. Approximately $0.8 million were amortized into interest revenue during the year ended December 31, 2009. All 0% interest loans were paid off during the year ended December 31, 2009.
Mortgages and contracts receivable originated by the Company are recorded at amortized cost, including deferred loan and contract origination costs, less the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $2.8 million,$3.4 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company recorded a $3.3 million discount at April 27, 2007 on the acquired mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At December 31, 2011 and 2010, the net unamortized discount was $0.5 million and $0.8 million, respectively. During the years ended December 31, 2011, 2010 and 2009, amortization of $0.3 million, $0.4 million and $0.7 million, respectively, was recorded as an increase to interest revenue.
The Company recorded a $7.5 million premium at July 1, 2011 on the purchased Mystic Dunes mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At December 31, 2011, the net unamortized premium was $6.4 million. During the year ended December 31, 2011, amortization of $1.1 million was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net, consisted of the following as of December 31 (in thousands):

	2011	2010
Mortgages and contracts receivable, acquired — the Merger	$44,638	$71,200
Mortgages and contracts receivable, contributed	3,226	11,125
Mortgages and contracts receivable, originated	223,522	198,959
Mortgages and contracts receivable, purchased (unrestricted subsidiaries)	92,261	12,043
Mortgages and contracts receivable, originated (unrestricted subsidiaries)	1,039	—
Mortgages and contracts receivable, gross	364,686	293,327
Allowance for loan and contract losses	(50,519)	(51,551)
Allowance for loan and contract losses (unrestricted subsidiaries)	(43,959)	(3,600)
Deferred profit on Vacation Interest transactions	(5,756)	(2,349)
Deferred loan and contract origination costs, net of accumulated amortization	2,826	2,823
Inventory value of defaulted mortgages that were previously contributed and acquired	10,151	7,439
Premium on mortgages and contracts receivable, net of accumulated amortization	6,362	—
Discount on mortgages and contracts receivable, net of accumulated amortization	(489)	(802)
Mortgages and contracts receivable, net	$283,302	$245,287
At December 31, 2011 and 2010, $333.0 million and $235.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in “Securitization notes and conduit facility” caption in the accompanying consolidated balance sheets. See Note 13—Borrowings for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of revenues and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978, “Real Estate-Time-Sharing Activities.” See Note 2—Summary of Significant Accounting Policies for description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interest, net.
The following reflects the contractual principal maturities of originated and acquired mortgages and contracts receivable as of December 31 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

2012	$60,907
2013	56,760
2014	51,999
2015	47,650
2016	42,119
2017 and thereafter	105,251
$364,686
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Balance, beginning of period	$55,151	$60,911
Provision for purchased portfolios (unrestricted subsidiaries)	49,149	4,414
Provision for uncollectible Vacation Interest sales revenue	16,812	12,367
Provision for uncollectible Vacation Interest sales revenue (unrestricted subsidiaries)	291	—
Mortgages and contracts receivable charged off	(25,246)	(25,837)
Mortgages and contracts receivable charged off (unrestricted subsidiaries)	(9,081)	(814)
Recoveries	7,401	4,169
Effect of translation rate	1	(59)
Balance, end of period	$94,478	$55,151

The provision for uncollectible Vacation Interest sales revenue in the allowance schedule above does not include ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments offset the provision for uncollectible Vacation Interest sales revenue by $0.5 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.
A summary of credit quality as of December 31, 2011 and 2010 is as follows (in thousands):

	December 31, 2011			December 31, 2010
FICO Scores	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total
>799	$23,077	$1,138	$24,215	$17,055	$90	$17,145
700 – 799	140,172	18,184	158,356	123,558	2,888	126,446
600 – 699	88,526	35,680	124,206	96,087	3,977	100,064
<600	13,663	18,792	32,455	38,373	2,128	40,501
No FICO Scores	6,987	18,467	25,454	6,211	2,960	9,171
	$272,425	$92,261	$364,686	$281,284	$12,043	$293,327

FICO credit scores were updated in December 2011 for all existing mortgages and contracts.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the Vacation Interests that the Company sells. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs and Collections, and the allocation of a portion of the Company’s resort management and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net transactions include (1) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures Vacation Interests, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (2) the maintenance fee and assessment fee liability owed to HOAs for Intervals or to the Collections for points owned by the Company; (3) cleaning fees owed to HOAs for room stays incurred by the Company’s customers; and (4) subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements. Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs/Collections, the Company evaluates amounts due to and from each HOA/Collection at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210-20, “Balance Sheet - Offsetting.”
Due from related parties, net consisted of the following as of December 31 (in thousands):

	2011	2010
Amounts due from HOAs	$28,514	$14,865
Amounts due from trusts	315	5,884
Amounts due from other	429	209
Total due from related parties, net	$29,258	$20,958
Due to related parties, net consisted of the following as of December 31 (in thousands):

	2011	2010
Amounts due to HOAs	$38,543	$30,197
Amounts due to trusts	17,679	5,874
Amounts due to other	293	180
Total due to related parties, net	$56,515	$36,251
Inventory Recovery Agreements
The Company entered into inventory recovery agreements with substantially all HOAs and similar agreements with all of its Collections pursuant to which it recaptures Vacation Interests, either in the form of points or intervals, and brings them into its inventory for sale to customers. Under these agreements, the Company is required to pay maintenance and assessment fees to the HOAs and Collections, including any past due amounts, for any Vacation Interests that it has recovered. These agreements automatically renew for additional one-year terms unless expressly terminated by either party in advance of the agreement period. These agreements were renewed for 2011, 2010 and 2009. Such agreements contain provisions for the Company to utilize the Vacation Interests associated with such maintenance fees and to reclaim such Vacation Interests in the future. Each agreement provides for an initial June 30 settlement date and adjustments thereafter.
The Company’s obligation under the 2011 agreements as of the June 30, 2011 settlement date totaled approximately $14.3 million, including approximately $3.5 million expensed during 2011 as a component of Vacation Interest carrying cost and approximately $10.8 million that will either be collected from the owners or, if uncollected, will remain on the Company’s balance sheet as the cost basis of the reclaimed underlying Vacation Interests.
The Company’s obligation under the 2010 agreements as of the June 30, 2010 settlement date totaled approximately $8.1 million, including approximately $3.5 million expensed during 2010 as a component of Vacation Interest carrying cost and approximately $4.6 million that will either be collected from the owners or, if uncollected, will remain on the Company’s balance sheet as the cost basis of the reclaimed underlying Vacation Interests.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The Company’s obligation under the 2009 agreements as of the June 30, 2009 settlement date totaled approximately $8.6 million, including approximately $5.7 million expensed during 2009 as a component of Vacation Interest carrying cost and approximately $2.9 million that will either be collected from the owners or, if uncollected, will remain on the Company’s balance sheet as the cost basis of the reclaimed underlying Vacation Interests.
The Company has renewed these agreements for 2012. No amounts have been recorded under the 2012 agreements as of December 31, 2011.
Management Services
Included within the amounts reported as management and member services revenue are revenues from resort management services provided to the HOAs, which totaled $37.7 million, $31.3 million and $29.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 1 —Background, Business and Basis of Presentation above for detail of these services performed.
Also included within the amount reported as management and member services revenue are revenues earned from managing the U.S. trusts which hold legal title to the vacation property real estate out of which the Company conveys vacation points to its customers. These amounts total $19.2 million, $16.8 million and $11.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7	— Other Receivables, Net
Other receivables, net consisted of the following as of December 31 (in thousands):

	2011	2010
THE Club dues receivable	$32,670	$29,534
Mortgage/Contract interest receivable	4,730	3,651
Rental receivables and other resort management-related receivables	4,679	2,893
Owner maintenance fee receivable	3,807	2,097
Mini-vacation and sampler programs receivable	2,261	1,060
THE Club conversion receivable	589	1,409
Insurance claims receivable	171	533
Tempus Note Receivable	—	3,005
Proceeds from ILXA Inventory Loan in Transit	—	1,028
Other receivables	2,365	2,970
Total other receivables, gross	51,272	48,180
Allowance for doubtful accounts	(16,219)	(12,200)
Total other receivables, net	$35,053	$35,980

On November 23, 2010, Tempus Acquisition, LLC entered into the Tempus Note Receivable with Tempus Resorts International, Ltd. and certain of its affiliates (the “Borrower”) to provide debtor-in-possession financing. The Tempus Note Receivable was a term loan facility with a maximum principal amount of $6.5 million. The Borrower used the proceeds for general working capital purposes and other purposes as permitted under the Tempus Note Receivable Agreement. The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the Tempus Resorts Acquisition. See Note 13—Borrowings for details related to the Tempus Acquisition Loan.

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net includes:
Prepaid maintenance fees—prepaid annual maintenance fees billed by the HOAs on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Deferred commissions—commissions paid to sales agents related to deferred mini-vacations and sampler program revenue, which are charged to expense as the associated revenue is recognized.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Vacation Interest purchases in transit—open market purchases of vacation points from prior owners for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interest, net, upon successful transfer of title.
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
Prepaid expenses and other assets, net consisted of the following as of December 31 (in thousands):

	2011	2010
Debt issuance costs, net	$24,607	$24,098
Deposits and advances	8,892	2,457
Prepaid maintenance fees	4,641	5,663
Deferred commissions	3,756	2,494
Other inventory/consumables	2,580	3,019
Vacation Interest purchases in transit	2,238	1,099
Prepaid insurance	2,179	2,061
Assets to be disposed (not actively marketed)	505	2,169
Prepaid sales and marketing costs	340	239
Prepaid rent	269	255
Other	3,470	2,694
Total prepaid expenses and other assets, net	$53,477	$46,248

With the exception of Vacation Interest purchases in transit, prepaid expenses are expensed as the underlying assets are used or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $5.0 million, $2.5 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 13—Borrowings for more detail.
Debt issuance costs, net of amortization recorded as of December 31, 2011 were comprised of $14.7 million related to the Senior Secured Notes, $4.8 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $1.9 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.4 million related to the Tempus Guggenheim Loan, $1.2 million related to the 2008 Conduit Facility, $0.5 million related to the ILXA loans, $0.1 million related to the Quorum Facility, and $0.1 million related to the Tempus Inventory Loan.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net consisted of the following as of December 31 (in thousands):

	2011	2010
Completed unsold Vacation Interests, net	$221,062	$157,491
Undeveloped land	31,553	32,159
Vacation Interest construction in progress	4,190	914
Unsold Vacation Interests, net	$256,805	$190,564
See Note 2—Summary of Significant Accounting Policies for a discussion of unsold Vacation Interests.

Note 10	— Property and Equipment, Net
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
Property and equipment, net consisted of the following as of December 31 (in thousands):

	2011	2010
Land and improvements	$16,819	$4,021
Buildings and leasehold improvements	29,032	18,468
Furniture and office equipment	12,832	8,674
Computer software	11,428	9,110
Computer equipment	7,954	4,776
Construction in progress	345	433
Property and equipment, gross	78,410	45,482
Less accumulated depreciation	(30,233)	(16,385)
Property and equipment, net	$48,177	$29,097
Depreciation expense related to property and equipment was $7.4 million, $7.0 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 11	— Intangible Assets, Net
Intangible assets, net consisted of the following as of December 31, 2011 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$75,043	$(14,072)	$60,971
Member relationships	29,325	(23,032)	6,293
Distributor relationships and other	1,230	(385)	845
	$105,598	$(37,489)	$68,109
Intangible assets, net consisted of the following as of December 31, 2010 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$48,700	$(9,239)	$39,461
Member relationships	26,953	(21,753)	5,200
Distributor relationships and other	1,227	(175)	1,052
	$76,880	$(31,167)	$45,713

In connection with the ILX Acquisition in August 2010, the Company recorded $8.9 million of intangible assets based on a preliminary valuation. During the quarter ended March 31, 2011, the ILXA intangible assets were decreased by $0.1 million based on the final appraisal.
In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $28.8 million of intangible assets based on a preliminary appraisal. These intangible assets include the estimated fair value of management contracts, property management agreements, and member relationships based on a discounted cash flow model. See Note 21—Business Combination for further details.
In addition, $0.2 million of management contracts related to a European resort was reclassified from assets held for sale in 2011 and $0.6 million of management contracts related to certain European resorts were reclassified to assets held for sale in 2010.
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $4.7 million, $3.0 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for member

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $1.9 million, $2.0 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets, notwithstanding future acquisitions, is expected to be $7.6 million, $7.2 million, $6.6 million, $5.5 million and $4.4 million for the years ending December 31, 2012 through 2016, respectively.
Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units were sold by December 31, 2011. The $5.5 million balance in assets held for sale as of December 31, 2011 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. During the year ended December 31, 2011, the Company entered into sales contracts for approximately $3.4 million of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

Note 13— Borrowings
Senior Secured Notes
On August 13, 2010, the Company completed the issuance of its $425.0 million Senior Secured Notes due 2018. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The proceeds from the Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under the Company’s existing revolving line of credit and First and Second Lien Facilities.
The Senior Secured Notes are secured by a first-priority lien (subject to certain permitted liens) on all the tangible and intangible assets of the Company, other than real property and consumer loans. The Senior Secured Notes are also guaranteed on a senior secured basis by substantially all of the Company’s domestic subsidiaries.
The Company is entitled to redeem some or all of the Senior Secured Notes at its option, in whole or in part, at any time on or after August 15, 2014, at a predetermined redemption price, together with accrued and unpaid interest, if any, to the date of redemption. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes, at its option, with the net proceeds from certain equity offerings from time to time prior to August 15, 2013, at a redemption price of 112%, plus accrued and unpaid interest, if any, to the date of redemption. The Company is also entitled to redeem some or all of the Senior Secured Notes, at its option, at any time prior to August 15, 2014, at a redemption price equal to 100% of the principal amount of such notes plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to the date of redemption.
Upon a change of control, the Company will be required to make an offer to purchase the Senior Secured Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. In addition, subject to certain conditions and limitations, within 105 days of the end of each twelve-month period ended December 31 beginning with the twelve-month period ended December 31, 2011, the Company is required to make an offer to purchase the Senior Secured Notes in an amount equal to 50% of the excess cash flow, as defined in the indenture for the Senior Secured Notes (“Senior Secured Note Indenture”), generated during such twelve-month period, at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Company is also required to make an offer to purchase the Senior Secured Notes in an amount equal to 25% of the net proceeds of certain equity offerings at a predetermined purchase price, together with accrued and unpaid interest, if any, to the date of purchase.
During the year ended December 31, 2011 and 2010, the Company incurred $0.4 million and $16.0 million in debt issuance costs related to the Senior Secured Notes, which will be amortized over the term of the Senior Secured Notes. For the year ended December 31, 2011, amortization of $1.3 million of debt issuance costs and $0.8 million of debt discount amortization related to the Senior Secured Notes was recorded and is included in interest expense in the accompanying

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

consolidated statement of operations. For the year ended December 31, 2010, amortization of $0.4 million of debt issuance costs and $0.3 million of debt discount related to the Senior Secured Notes was recorded.
First and Second Lien Facilities
On April 26, 2007, the Company entered into a $275.0 million senior secured first lien credit agreement (”First Lien Facility”) and a $140.0 million senior secured second lien credit agreement (“Second Lien Facility”). The First Lien Facility included a $250.0 million term loan and a $25.0 million revolving line of credit, with maturity dates of April 26, 2012 and April 26, 2011, respectively, and was secured by the Company’s capital and assets. The Second Lien Facility, which was secured by the same assets as the First Lien Facility but on a second lien basis, had a maturity date of April 26, 2013.
Under each of the First Lien Facility and the Second Lien Facility, the Company had the right, at any time upon prior irrevocable notice to the administrative agent, to convert or continue a borrowing as a Eurodollar borrowing or an ABR borrowing. From inception to March 26, 2009, the interest rate with respect to a Eurodollar borrowing was 1, 2, 3 or 6 month London Inter-Bank Offering Rate (“LIBOR”), computed on the basis of the actual number of days elapsed over a year of 360 days plus a spread (the “applicable percentage”). The interest rate with respect to an ABR Borrowing is the greater of (1) the Prime Rate in effect on such day or (2) the Fed Funds Effective Rate in effect on such day plus 1/2 of 1.0% (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days when the Prime Rate is used and over a year of 360 days when the Fed Funds Effective Rate is used) plus a spread. The Eurodollar spread ranged from 3.0% to 3.5% and the ABR spread ranged from 2.0% to 2.5% under the First Lien Facility. The Eurodollar spread ranged from 7.0% to 7.5% and the ABR spread ranged from 6.0% to 6.5% under the Second Lien Facility.
Furthermore, the Company issued non-detachable warrants to the Second Lien Facility lenders representing a 10.0% equity interest in the Company. The Company, with the assistance of a third-party firm, initially valued these warrants at $0.2 million. During the year ended December 31, 2011, the Company entered into warrant purchase agreements to repurchase a majority of these warrants.
The March 27, 2009 amendment of the First Lien and Second Lien Facility was determined to be an extinguishment of debt and, consequently, the Company was required to write off $8.7 million of unamortized debt issuance costs and $1.9 million of debt modification fees paid to Credit Suisse and other lenders, which are included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2009.
In February 2010, the Company notified its lenders under the First and Second Lien Facilities and the 2008 Conduit Facility that a default had occurred because a judgment of approximately $30.0 million had been entered against FLRX, Inc., a subsidiary of the Company, and that such judgment was neither insured nor bonded. On March 1, 2010, the Company entered into a waiver and consent agreement with the First and Second Lien Facility lenders waiving the default. The judgment against FLRX, Inc. is presently being appealed. See Note 18—Commitments and Contingencies for further details.
The Company was required to repay principal in the amount of $0.6 million per quarter on the First Lien Facility with the final payment of the remaining principal balance due upon maturity on April 26, 2012. The entire principal balance under the Second Lien Facility was due upon maturity on April 26, 2013.
On August 13, 2010, the Company used the net proceeds of the Senior Secured Notes and other general-purpose funds to repay the $395.7 million of then-outstanding indebtedness under the revolving line of credit and First and Second Lien Facilities. As a result, the Company wrote off $1.1 million in unamortized debt issuance costs related to these facilities, which are included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2010.
Amortization of $0.4 million and $1.2 million of debt issuance costs and original issue discount related to the First and Second Lien Facilities was recorded and is included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Conduit Facilities, 2009 Securitization and 2011 Securitization
On September 25, 2007, the Company entered into an agreement for the 2007 Conduit Facility. The term of the facility was originally for 364 days. The Company issued secured Vacation Interest receivable-backed variable funding notes designated Sunterra Issuer 2007 LLC, Variable Funding Notes (the “2007 Funding Notes”), in an aggregate principal amount not to exceed $225.0 million, which was increased to $325.0 million in November 2007. The Company borrowed $212.4 million against the 2007 Conduit Facility on September 25, 2007.
The 2007 Conduit Facility bore interest at either LIBOR (as adjusted) or the Commercial Paper rate as determined by each purchaser of the 2007 Funding Notes plus a spread of 1.50%. The Company was also required to pay a non-use fee of 2.0%. Between November 2008 and March 2009, the Company was required to pay a 3.0% additional spread as the Company and its lenders discussed amending certain covenants in the credit agreements and extending the commitment expiration date. On March 27, 2009, the Company amended the 2007 Conduit Facility to change certain covenants in the credit agreements as well as extending the commitment expiration date to February 25, 2010. The 2007 Conduit Facility was paid off and terminated in October 2009. Amortization of $0.1 million of debt issuance costs related to the 2007 Conduit Facility was recorded and is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.
On November 3, 2008, the Company entered into agreements for the 2008 Conduit Facility, pursuant to which the Company issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008, LLC Variable Funding Notes (the “2008 Funding Notes”), in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million, and $64.6 million on March 27, 2009, October 15, 2009, and August 31, 2010, respectively. The Company paid $1.8 million in debt issuance costs associated with the 2008 Conduit Facility. The initial borrowing amount under this facility was $195.0 million, which was the outstanding note balance of the extending purchasers under the 2007 Conduit Facility. Under the amended agreement dated March 27, 2009, the 2008 Conduit Facility bore interest at either LIBOR (as adjusted) or Commercial Paper rate as determined by each purchaser of the 2008 Funding Notes plus a spread of 4.50%. If either LIBOR or the Commercial Paper rate is less than 2.0% at any given time, then the interest rate at such time is deemed to be 2.0%. The Company was also required to pay a non-use fee of 2.0%. Between November 2008 and March 2009, the Company was required to pay a 6.0% additional spread during the pendency of negotiations with the lenders regarding extension amendments and the resolution of the covenant issues under the First Lien Facility and Second Lien Facility. See “Covenant Issues Affecting First and Second Lien Facilities and 2007 and 2008 Conduit Facilities” below for further discussions.
On March 27, 2009, the Company amended the 2008 Conduit Facility to change certain covenants in the credit agreements as well as extending the commitment expiration date to February 25, 2010. Upon expiration of the 2008 Conduit Facility, the Company had the option to extend the facility for 90 days whereby all cash flows generated from the underlying mortgages and contracts receivables would go directly toward reducing the outstanding principal balance. Alternatively, the Company could elect to pay down the advance rate in exchange for an additional 364-day commitment.
On July 16, 2010, the Company amended its 2008 Conduit Facility to extend the maturity date to January 10, 2011. On August 31, 2010, the Company further amended the 2008 Conduit Facility to extend the maturity date to August 30, 2011. During the first nine months of 2011, the Company entered into a series of amendments to further extend the maturity date to October 31, 2011. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility with a maturity date of April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of eligible loans. The gross amount of the mortgages and contracts receivable collateralizing the 2008 Conduit Facility was $28.0 million as of December 31, 2011.
The Company paid $1.9 million in debt issuance costs associated with the 2010 extensions and $1.4 million in connection with the 2011 extension. Amortization of $1.3 million, $0.8 million and $0.4 million of debt issuance costs related to the 2008 Conduit Facility was recorded and is included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.
On October 15, 2009, the Company completed its 2009 securitization transaction and issued two consumer loan backed notes labeled as Diamond Resorts Owners Trust Series 2009-1 Class A (the “DROT 2009 Class A Notes”), and Series 2009-1 Class B, (the “DROT 2009 Class B Notes” and together with the DROT 2009 Class A Notes, the “DROT 2009 Notes”). The Class A notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The Class B notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and the Company recorded the $0.9 million difference as an original issue discount on the securitization notes payable. The Company incurred $5.5 million in

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

placement and structuring fees, $3.5 million of which was paid upon closing of the DROT 2009 Notes and $2.0 million was paid in 2010. In addition, the Company paid $1.4 million in legal and professional fees in connection with this transaction, which is amortized over the term of the DROT 2009 Notes. In total, $0, $0.1 million and $6.9 million of debt issuance costs were capitalized during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of $1.7 million, $0.5 million and $0.1 million of debt issuance costs and debt discount related to the DROT 2009 Notes was recorded and is included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively. The gross amount of the mortgages and contracts receivable collateralizing the DROT 2009 Notes was $124.1 million as of December 31, 2011.
Also on October 15, 2009, the Company used the proceeds from the DROT 2009 Notes and borrowings on the 2008 Conduit Facility to pay in full the $35.4 million outstanding principal balance under the 2007 Conduit Facility and to pay down the $148.9 million outstanding principal balance under its 2008 Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities. The Company wrote off $0.1 million and $0.2 million of unamortized debt issuance costs associated with the 2007 Conduit Facility and the 2008 Conduit Facility, respectively, which are included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2009.

On April 27, 2011, the Company completed a securitization transaction and issued Diamond Resorts Owners Trust Series 2011-1 Timeshare Loan Backed Notes, Series 2011-1 (the “DROT 2011 Notes”), with a face value of $64.5 million. The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under the 2008 Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.

The net proceeds received were $64.1 million compared to the $64.5 million face value and the Company recorded the $0.4 million difference as an original issue discount on the securitization notes payable. The Company incurred $2.1 million in placement, structuring, legal and professional fees in connection with this transaction, which will be amortized over the term of the DROT 2011 Notes. Amortization of $0.2 million of debt issuance costs and debt discount related to the DROT 2011 Notes was recorded and is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2011.
Covenant Issues Affecting First and Second Lien Facilities and 2007 and 2008 Conduit Facilities
In accordance with the First Lien Facility and the Second Lien Facility, the Company was required to maintain certain financial ratios and comply with other financial and performance covenants. During the second and third quarters of 2008, the Company entered into a series of discussions with the lender groups involved in the First Lien Facility, Second Lien Facility, 2007 Conduit Facility, and 2008 Conduit Facility regarding its anticipated inability to meet the maximum total leverage ratio and the maximum first lien debt leverage ratio in the First Lien Facility measured as of the end of third quarter 2008. In early November 2008, the Company entered into the first of a series of forbearance agreements and amendments with its lenders concerning the First Lien Facility and the Second Lien Facility, as well as the 2007 Conduit Facility and 2008 Conduit Facility while the Company discussed amending certain covenants in the respective credit, note, and indenture funding agreements. In exchange, the Company agreed, among other things, to pay an additional 2.0% spread on the interest rates on the First and Second Lien Facilities, an additional 3.0% spread on the 2007 Conduit Facility, and an additional 6.0% spread on the 2008 Conduit Facility, which were all paid through March 26, 2009.
On March 27, 2009, the Company entered into amended and restated agreements with the lenders of the First Lien Facility and the Second Lien Facility to resolve the covenant compliance issues discussed above by, among other things, amending certain financial and performance covenants, clarifying or changing certain definitions and providing additional reports to all lenders on a monthly and quarterly basis. Under the terms of the amended and restated agreements, the interest rate of the First Lien Facility with respect to a Eurodollar borrowing was 1, 2, 3 or 6 month LIBOR, computed on the basis of the actual number of days elapsed over a year of 360 days plus an applicable percentage of 7.0% to 7.5%. If LIBOR was less than 2.0% at any given time, then the LIBOR at such time for the purposes of interest rate calculation was deemed to be 2.0%. The interest rate with respect to an ABR Borrowing is the greater of (1) the Prime Rate in effect on such day or (2) the Fed Funds Effective Rate in effect on such day plus 1/2 of 1.0% (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days when the Prime Rate is used and over a year of 360 days when the Fed Funds Effective Rate is used) plus an applicable percentage of 6.0% to 6.5%. In addition, the Company was required to accrue 4% of the outstanding principal balance under the Second Lien Facility in the form of paid-in-kind interest, which was paid by increasing the outstanding principal balance of the Second Lien Facility in the amount of such accrued interest.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Sunterra SPE 2004 LLC
In September 2004, the Predecessor Company completed a $151.7 million private offering and sale of vacation ownership receivable-backed notes (“2004 Securitization Notes”). The $171.4 million (including $17.0 million in aggregate principal of vacation ownership receivables sold during the ninety-day period commencing September 30, 2004) in aggregate principal of vacation ownership receivables that collateralized the notes were initially sold to Sunterra SPE 2004-1 LLC (“SPE 2004-1”), a wholly-owned special purpose entity that deposited the vacation ownership receivables into the Sunterra Owner Trust 2004-1, which issued the notes and is included within the Company’s consolidated financial statements. The notes were without recourse to the Company or to SPE 2004-1, except for breaches of certain representations and warranties at the time of sale. The 2004 Securitization Notes were secured by a first priority lien on the mortgages and contracts receivable sold to Sunterra Owner Trust 2004-1.
The 2004 Securitization Notes offering consisted of: $66.0 million class A notes “AAA,” $18.4 million class B notes “AA,” $17.6 million class C notes ”A” and $49.7 million class D notes “BBB,” and collectively carried a weighted average interest rate of 4.14%. The notes carried various fixed interest rates ranging from 3.6% to 4.9% and had legal stated maturities of October 20, 2020.
Under the terms of the 2004 Securitization Notes indenture, Diamond Resorts Financial Services, Inc., a wholly-owned subsidiary of the Company, in exchange for a monthly fee, serviced and administered the vacation ownership receivables in Sunterra Owner Trust 2004-1. All monthly fees are eliminated as part of the Company’s consolidation of the Sunterra Owner Trust 2004-1. The Company also retained a subordinated interest in future cash flows from the 2004 Securitization Notes.
On October 20, 2010, the Company elected to redeem the 2004 Securitization Notes causing the early repayment of the notes prior to their stated maturity date of October 20, 2020. Under the terms of the indenture governing such notes, the Company was allowed to redeem all of the notes when the aggregate outstanding principal balance of the mortgages and contracts receivable securing the notes was less than or equal to 10.0% of the original principal balance of $171.4 million. The outstanding principal balance of the mortgages and contracts receivable was $16.6 million and the outstanding note balance was $15.4 million as of October 20, 2010. The $12.0 million cash reserves and remaining mortgages and contracts receivable securing the notes were released back to the Company upon the notes’ full and final payment in October 2010.
Amortization of $0 and $0.3 million of debt issuance costs related to the 2004 Securitization Notes was recorded and is included in interest expense in the accompanying consolidated statement of operations, for the years ended December 31, 2010 and 2009, respectively.
Polo Towers Lines of Credit and Securitization Notes Payable
In connection with the acquisition of Sunterra Corporation in April 2007, a subsidiary formerly owned by Stephen J. Cloobeck assigned revolving lines of credit to DRP. The lines of credit are collateralized by retail contracts receivable and related VOIs. The revolving feature of the lines of credit expired when they were assigned.
One of the lines of credit was paid off and terminated on July 30, 2010 upon its final maturity date. The final maturity date of the remaining line of credit is December 31, 2012. These lines of credit carried a variable rate of Prime Rate plus 1.5% to 2.0% depending on the note. The terms of the loan agreements were amended on October 28, 2009, and at that time the interest rate changed to three-month LIBOR plus 4.25%, but the interest rate shall never be less than 4.75%. If the interest rate is less than 4.75% at any given time, then the interest rate at such time for the purposes of interest rate calculation is deemed to be 4.75%. The gross amount of the mortgages and contracts receivable collateralizing these lines of credit as of December 31, 2010 and 2009 was $2.9 million and $11.6 million, respectively.
Securitized loans that were collateralized by consumer contracts and related VOIs were also assigned in April 2007 by a company controlled by Mr. Cloobeck. These notes carry fixed interest rates of 7.26% and 7.65% with a maturity date of January 20, 2013.
Polo Towers lines of credit and securitization notes payable are included in securitization notes and conduit facilities in the accompanying consolidated balance sheets.
On January 3, 2011, the second of the Polo Towers lines of credit was paid off and terminated prior to its maturity date of December 31, 2012. On March 4, 2011, the Polo Towers securitization notes were paid off and terminated prior to their maturity date of January 20, 2013.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Quorum Facility
One of the Company’s wholly owned subsidiaries, DRI Quorum 2010 LLC (“DRI Quorum”), entered into a Loan Sale and Security Agreement (the “LSSA”), dated as of April 30, 2010 with Quorum Federal Credit Union (“Quorum”), as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture (the “Quorum Facility”) where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. At December 31, 2011, the weighted average purchase price payment was 89.1% of the obligor loan amount and the weighted average program purchase fee was 6.8%.
To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP.
During the year ended December 31, 2010, the Company incurred a total of $0.3 million in debt issuance costs related to the Quorum Facility, which will be amortized over the term of the facility. Amortization of $0.2 million and $0.1 million of debt issuance costs related to the Quorum Facility was recorded and is included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010. The gross amount of the mortgages and contracts receivable collateralizing the Quorum Facility was $32.6 million as of December 31, 2011.
ILXA Receivables Loan and Inventory Loan
On August 31, 2010, the Company completed the ILX Acquisition through the Company’s wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation (“Textron”). The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility loan with an initial principal amount of $11.9 million with an interest rate of 10% and was collateralized by $6.4 million of ILXA mortgages and contracts receivable at December 31, 2011. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition.
During the year ended December 31, 2010, ILXA incurred $0.8 million in debt issuance costs related to these loans, which will be amortized over the term of the loans. Amortization of $0.2 million and $0.1 million of debt issuance costs related to these loans was recorded and is included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010, respectively.
On December 29, 2010, the Company submitted a borrowing notice in the amount of $1.0 million to Textron against the ILXA Inventory Loan. Even though the Company did not receive the funds until January 2011, it recorded a $1.0 million increase to the outstanding principal balance on the ILXA Inventory Loan with a corresponding increase in other receivables, net at December 31, 2010 due to the fact the funds had been released by Textron and held in escrow pending the submission of certain supporting documentation from the Company.
Tempus Acquisition Notes Payable
On November 23, 2010, Tempus Acquisition, LLC entered into the Tempus Loan with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. The Tempus Loan is a revolving loan facility with a maximum principal amount of $8 million, the proceeds of which shall be used exclusively for the following purposes: (i) to provide Tempus Acquisition, LLC with funds to lend to Tempus Resorts International, Ltd. and certain of its affiliates, pursuant to that certain debtor-in-possession financing order entered by the United States Bankruptcy Court for the Middle District of Florida (“DIP Financing” or “Tempus Note Receivable”), for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing; and (ii) to provide $1.5 million for the “Deposit,” as defined and provided in the Agreement for Purchase and Sale of Assets to purchase certain assets of Tempus Resorts International and its affiliates. The term of the Tempus Acquisition Loan ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the Tempus Resorts Acquisition.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Acquisition, LLC. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Guggenheim Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Guggenheim Loan balance as of July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan.
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
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. Between July 1, 2011 and December 31, 2011, Mystic Dunes, LLC made additional principal payments of $3.1 million pursuant to this requirement, The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. In connection with the Tempus Receivables Loan, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Guggenheim Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the “Tempus Loans.”
Each of Tempus Acquisition, LLC, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose, unrestricted subsidiaries.
During the year ended December 31, 2011, Tempus Acquisition, LLC incurred $1.6 million in debt issuance costs related to the Tempus Loans, which will be amortized over the term of the loans. Amortization of $0.1 million related to the Tempus Loans was recorded and is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2011.
Notes Payable
The Company finances premiums on certain insurance policies under unsecured notes. The notes will mature in January 2012 and August 2012 and carry interest rates of 3.1% and 3.5% per annum, respectively.
The following table presents selected information on the Company’s borrowings as of December 31, 2011 and 2010 (dollars in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

	December 31, 2011			December 31, 2010
	Principal Balance	Weighted Average Interest Rate	Maturity	Principal Balance
Borrowings under Restricted Subsidiaries:
Senior Secured Notes	$425,000	12.0%	8/15/2018	$425,000
Original issue discount related to Senior Secured Notes	(9,454)			(10,278)
Diamond Resorts Owners Trust Series 2009-1 (2)	84,464	9.5%	3/20/2026	121,843
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(659)			(899)
Diamond Resorts Owners Trust Series 2011-1 (2)	51,912	4.0%	3/20/2023	—
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(395)			—
Quorum Facility (1) (2)	31,733	6.8%	N/A	12,942
2008 Conduit Facility (2)	21,111	4.5%	4/12/2013	39,467
Notes payable-insurance policies	1,814	3.5%	Various	1,366
Notes payable-other	56	3.6%	Various	66
Polo Towers Lines of Credit (2)	—	N/A	N/A	2,060
Polo Towers Securitization Notes Payable (2)	—	N/A	N/A	1,138
Total borrowings under Restricted Subsidiaries	605,582			592,705
Borrowings under Unrestricted Subsidiaries:
Tempus Receivables Loan (2)	63,035	10.0%	7/1/2015	—
Payments in transit	(1,886)			—
10% participation interest (Tempus Acquisition, LLC)	(6,799)			—
Tempus Guggenheim Loan (2)	42,658	20.5%	6/30/2015	—
ILXA Inventory Loan (2)	21,087	7.5%	8/31/2015	18,541
ILXA Receivables Loan (2)	7,420	10.0%	8/31/2015	10,292
Tempus Inventory Loan (2)	3,599	7.5%	6/30/2016	—
Note Payable-RFA fees (2)	2,170	10.0%	7/20/2014
2008 Conduit Facility (2)	959	4.5%	4/12/2013	—
Notes payable-other	130	8.5%	10/31/2012
Tempus Acquisition Loan	—	N/A	N/A	3,300
Total borrowings under Unrestricted Subsidiaries	132,373			32,133
Total borrowings	$737,955			$624,838

(1)
The funding termination date of the Quorum Facility agreement is April 30, 2012 and no new VOI loans can be added to this facility after that date. The outstanding balance of this facility will be paid off by customer payments as this is a non-recourse facility.

(2)	Non-recourse indebtedness.

Derivative Instruments
Pursuant to the requirement of the First and Second Lien Facilities, the Company entered into the JP Morgan Swap on June 29, 2007 to manage its exposure to fluctuations in interest rates. The JP Morgan Swap had a term of two years and was terminated on June 29, 2009 upon maturity. The contract had a notional value of $195.0 million and required the Company to pay interest at a fixed rate of 5.3% each month and received interest based on one-month LIBOR. The Company paid $4.8 million to JP Morgan in cash settlements for the year ended December 31, 2009, which is included under interest expense in the accompanying consolidated statement of operations.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Pursuant to the requirement of the 2007 Conduit Facility, the Company entered into the Credit Suisse Swap on September 25, 2007 to manage its exposure to the fluctuation in interest rates. The Credit Suisse Swap matured on March 20, 2011 and the Company paid interest at a fixed rate of 4.7% and received interest based on one-month LIBOR. In addition, the Company paid $0.1 million for the 2007 Cap on the same date to further limit its exposure to interest rate increases. The 2007 Cap bore a strike rate of 5.5% and a one-month LIBOR and carried a variable notional amount according to a pre-determined amortization schedule. The Company novated the 2007 Cap to the 2008 Conduit Facility in November 2008 and a portion of the Credit Suisse Swap during the year ended December 31, 2009. The Company paid $6.7 million in cash settlements related to these swaps under the 2007 Conduit Facility for the year ended December 31, 2009. In addition, the Company paid $0.1 million, $0.5 million and $0.6 million in cash settlements under the 2008 Conduit Facility for the years ended December 31, 2011, 2010 and 2009, respectively. The Credit Suisse Swap terminated on March 20, 2011.
In connection with the termination of the 2007 Conduit Facility and paydown of the 2008 Conduit Facility on October 15, 2009, the Company was required to pay the liability associated with a majority of the Credit Suisse Swap by delivering $8.8 million in cash to the counterparty of the swaps.
In July 2010, the Company took additional measures to limit its exposure to interest rate increases by entering into the 2010 Cap. The 2010 Cap bears a strike rate of 5.5% and a one-month LIBOR and carries a notional amount of $30.0 million. The Company paid $0.1 million for the 2010 Cap, which will terminate on July 20, 2013. During the year ended December 31, 2011, the fair value of the derivative asset was calculated to be $0 based on the discounted cash flow model.
The swaps and the interest rate caps did not qualify for hedge accounting under ASC 815, “Derivatives and Hedging.” Consequently, for the years ended December 31, 2011, 2010 and 2009, the Company recorded $0.1 million, $0.3 million and $3.9 million in reduction of interest expense, respectively, associated with the fair value adjustment of the derivative instruments with a corresponding decrease in derivative liabilities or assets.
At December 31, 2011, the Company's sole remaining derivative instrument was the 2010 Cap, which had a fair value of $0. At December 31, 2010, the derivative liabilities associated with the Credit Suisse Swap, the 2007 Cap and the 2010 Cap were $0.1 million, $0 and $0, respectively.
Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and 2008 Conduit Facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of December 31, 2011.
The anticipated maturities of the Company’s borrowings under the Senior Secured Notes, securitization notes, conduit facility and notes payable are as follows (in thousands) and not including the use of any proceeds from potential debt or equity transactions during 2012 to pay down borrowings:
Due in the year ending December 31:

2012	$88,557
2013	70,195
2014	38,515
2015	102,664
2016	7,762
2017 and thereafter	440,770
Total contractual obligations	748,463
Unamortized original issue discounts, net	(10,508)
Total borrowings at December 31, 2011	$737,955
The above debt maturity schedule assumes certain estimates for payments and cancellations on collateralized outstanding mortgages and contracts receivables.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 14 — Accrued Liabilities
The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:
Accrued marketing expenses—expenses for travel vouchers and certificates used as sales incentives to buyers as well as attraction tickets as tour incentives. Such vouchers and certificates are paid for in the future based on actual redemption.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture, or facilities leases classified as operating leases.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued exchange company fees—estimated liability owed to an exchange company.
Accrued liability related to business combinations—estimated liability related to business combinations in accordance with ASC 805. As part of the ILX Acquisition, the Company recorded a $3.7 million estimated liability related to certain parcels of land owned by a third party. Upon the sale of the parcels, ILXA paid approximately $3.7 million to ILX Resorts, Inc.
Accrued liabilities consisted of the following as of December 31 (in thousands):

	2011	2010
Accrued interest	$20,618	$20,365
Accrued payroll and related	18,947	14,953
Accrued other taxes	6,903	3,299
Accrued commissions	5,951	4,787
Accrued marketing expenses	4,706	5,405
Accrued operating lease liabilities	2,092	2,046
Accrued professional fees	2,046	2,648
Accrued insurance	1,478	2,766
Accrued contingent litigation liabilities	1,184	2,642
Accrued call center costs	1,173	1,114
Accrued exchange company fees	1,044	1,206
Accrued liability related to business combinations	—	3,744
Other	4,184	2,558
Total accrued liabilities	$70,326	$67,533

Note 15 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
THE Club deferred revenue—THE Club annual membership fees paid or billed to members and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member’s reservation (generally six months on average).
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year in the Company’s capacity as the HOA for the two resorts in St. Maarten. In addition, the HOA will periodically bill the owners for capital project assessments to repair and replace the amenities or to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue.
Deferred mini-vacations and sampler programs revenue—sold but unused trial Vacation Interests. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product, which is three years in duration and is treated as Vacation Interest sales revenue.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Deferred revenue from an exchange company—in consideration for several agreements entered into with an exchange company in 2008 that provide the Company with call center services and exchange services, the Company received $5.0 million in consideration for the exclusive right to provide those services to the Company. In accordance with ASC 605-50 — Revenue Recognition — Customer Payments and Incentives, the $5.0 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by the exchange company during this time frame.
Deferred revenues consisted of the following as of December 31 (in thousands):

	2011	2010
THE Club deferred revenue	$38,124	$36,535
Deferred maintenance and reserve fee revenue	16,954	11,465
Deferred mini-vacations and sampler programs revenue	11,508	13,491
Deferred revenue from an exchange company	2,787	3,246
Other	1,401	2,969
Total deferred revenues	$70,774	$67,706

Note 16 — Employee Benefit Plans
The Company has a qualified retirement plan (the “401(k) Plan”) with a salary deferral feature designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating North America employees to defer up to 60% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of the first 6% of employee compensation.
During the years ended December 31, 2011, 2010 and 2009, the Company made matching contributions to its 401(k) Plan of $1.0 million, $0.8 million and $0.7 million, respectively.
In addition, the Company has a self-insured health plan that covers substantially all of its full-time employees in the United States. The health plan uses employee and employer contributions to pay eligible claims. To supplement this plan, the Company has a stop-loss insurance policy to cover individual claims in excess of $0.2 million. At December 31, 2011, 2010 and 2009, the Company accrued $1.5 million, $1.3 million and $0.9 million, respectively, for claims that have been incurred but not reported. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $10.8 million, $8.6 million and $7.5 million, respectively, in expenses associated with its health plans.
With certain exceptions, the Company’s European subsidiaries do not offer private health plans or retirement plans or a 401(k) plan. The government in each country offers national health services and retirement benefits, which are funded by employee and employer contributions.

Note 17 — Income Taxes
The components of the benefit for income taxes are summarized as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

	2011	2010	2009
Current:
Federal	$(98)	$268	$(1,307)
State	—	210	89
Foreign	(851)	(1,752)	419
Total current benefit for income taxes	(949)	(1,274)	(799)
Deferred:
Federal	(491)	5,016	(7,918)
State	1,155	674	(2,552)
Foreign	(4,506)	(9,644)	(4,387)
	(3,842)	(3,954)	(14,857)
Change in valuation allowance	(4,726)	3,954	14,857
Total deferred benefit for income taxes	(8,568)	—	—
Benefit for income taxes	$(9,517)	$(1,274)	$(799)
The reconciliation between the statutory provision for income taxes and the actual benefit for income taxes is shown as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Income tax provision (benefit) at U.S. federal statutory rate of 35%	$275	$(1,333)	$(7,032)
State tax provision (benefit), net of federal tax effect	1,554	574	(647)
Income of pass-through entities not taxed at corporate level	5,075	(138)	(1,818)
Tax impact of non-U.S. disregarded entities	(1,125)	(1,055)	(1,216)
Differences between U.S. and foreign jurisdictions	(1,221)	(887)	249
Foreign currency and rate change adjustment	(179)	(8,792)	7
Meals and entertainment	207	159	—
Alternative minimum tax	(161)	1,251	—
Tax effect of bargain purchase gain	(5,015)	—	—
Change in deferred tax asset	—	5,016	—
Other	(4,201)	(23)	(5,199)
Change in valuation allowance	(4,726)	3,954	14,857
Benefit for income taxes	$(9.517)	$(1,274)	$(799)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2011	2010
Allowance for losses	$40,122	$34,481
Unsold Vacation Interests adjustments	13,705	19,439
Net operating loss carryover	123,085	115,171
Accruals, expenses and prepaid assets	13,503	14,335
Other	22,225	21,957
Total gross deferred tax assets	212,640	205,383
Valuation allowance	(104,264)	(108,990)
Total net deferred tax assets	108,376	96,393
Installment sales	98,754	91,971
Intangible assets	5,180	—
Other	4,442	4,422
Total deferred tax liabilities	108,376	96,393
Net deferred tax liabilities	$—	$—

Valuation Allowance
Balance at January 1, 2008	$40,951
Additions — Increases	58,363
Deductions — Recoveries	(9,135)
Balance at December 31, 2008	90,179
Additions — Increases	38,012
Deductions — Recoveries	(23,155)
Balance at December 31, 2009	105,036
Additions — Increases	13,487
Deductions — Recoveries	(9,533)
Balance at December 31, 2010	$108,990
Additions — Increases	16,042
Deductions — Recoveries	$(20,768)
Balance at December 31, 2011	$104,264

ASC 740-10, “Income Taxes” requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The majority of the valuation allowance change during 2010 is primarily due to bad debt allowance and treatment of installment sales.
At December 31, 2011, the Company had available approximately $235.7 million of unused federal net operating loss carry forwards, $216.5 million of unused state net operating loss carry forwards, and $113.3 million of foreign net operating loss carry forwards (the “NOLs”), with expiration dates from 2012 through 2030 (except for certain foreign net operating loss carry forwards that do not expire) that may be applied against future taxable income subject to certain limitations.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

As a result of the Company’s acquisition of Sunterra Corporation in 2007, use of the Company’s net operating loss carry forward is limited under Internal Revenue Code Section 382 and comparable state laws. Even with the limitation, $96.4 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although the Company’s future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation on offsetting U.S. alternative minimum taxable income with net operating loss carry-forwards, the Company believes the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
As a result of uncertainties regarding the Company's ability to generate sufficient taxable income to utilize its net operating loss carry forwards, the Company maintains a valuation allowance against the balance of its deferred tax assets as of December 31, 2011 and 2010.
No deferred tax liabilities have been provided for U.S. taxes on the undistributed earnings (if any) of foreign subsidiaries as of December 31, 2011, 2010 and 2009. Those earnings have been and expect to be reinvested in the foreign subsidiaries. The amount of those undistributed earnings has not been determined as it is impracticable at this time to determine the amount.
In 2007, the Company’s wholly-owned subsidiary, Diamond Resorts (Europe) Ltd., filed a claim for refund with the United Kingdom income tax authority in the amount of $10.7 million (£7.4 million) with respect to its income tax return for the years ended December 31, 1999 to 2004. In accordance with ASC 450, the Company recorded an income tax receivable of $3.5 million (£2.4 million) in the accompanying consolidated balance sheet for the year ended December 31, 2008. During 2009, the Company received a partial refund from the United Kingdom income tax authority in the amount of $1.6 million (£1.0 million). In January 2010, the Company received an additional partial refund in the amount of $3.2 million (£2.0 million), plus interest of $0.6 million (£0.4 million). An additional benefit of $1.0 million (£0.6 million) was recorded in 2009 to reflect the amount of refund received in excess of the receivable balance at December 31, 2008. An additional partial refund of $3.2 million (£2 million) was received in October 2010, all of which was recorded as a benefit in 2010. Final tax refunds of $3.0 million (£1.9 million) plus interest of $1.4 million (£.9 million) were received and recorded in 2011.
Effective January 1, 2009, the Company adopted guidance included in ASC 740. This guidance clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is recognition: the Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The adoption of ASC 740 did not result in material impact on the Company’s financial condition or results of operations.
The Company does not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next twelve months.
The Company’s continuing practice is to recognize potential interest and/or penalties related to income tax matters in income tax provision. As of December 31, 2011, the Company has no amount accrued for the payment of interest and penalties in the accompanying balance sheet.
The Company operates in multiple tax jurisdictions, both within the United States and outside of the United States. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Tax Years No Longer Subject to Examination
United States	2007 and prior
United Kingdom	2009 and prior
Spain	Generally 2006 and prior*

* although several Spanish entities are subject to examination for 2002-2006.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 18 — Commitments and Contingencies
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
Rental expense recognized for all operating leases during the years ended December 31, 2011, 2010 and 2009 totaled $14.3 million, $13.9 million and $12.0 million, net of sublease rental revenue of $0.8 million, $0.5 million and $0.5 million, respectively.
At December 31, 2011, future minimum lease payments on operating leases were as follows (in thousands):

Year ending December 31:
2012	$7,219
2013	5,627
2014	4,983
2015	4,636
2016	4,291
2017 and thereafter	6,960
Total minimum lease payments	$33,716
Minimum rental payments to be received in the future under non-cancelable sublease agreements totaled $1.0 million at December 31, 2011.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $0.2 million as of December 31, 2011.
Litigation and Other
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to the Company’s Vacation Interest sales and consumer loan business.
One of the Company's subsidiaries, FLRX, Inc., is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. The Company believes that it will be two to four months before the State Supreme Court will decide whether to undertake the review. Any liability in this matter would not be covered by insurance. Neither Diamond Resorts Corporation nor any of its other subsidiaries are party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. Depending upon developments in the lawsuit, it is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code. Although the Company believes that it will not have any material liability when this matter is ultimately resolved, there can be no assurance that this will be the case. At December 31, 2011, the Company has an estimated litigation accrual of $1.2 million

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

in accrued liabilities in the accompanying consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with this case will be expensed as incurred.
In 2004, the Predecessor Company filed a lawsuit as the plaintiff regarding construction defects at the Lake Tahoe Vacation Resort in the United State District Court, Eastern District of California (Sacramento Division), Civil Action No. 04-CV-00784 entitled Sunterra Corporation Et Al vs. Perini Et Al. Perini Building Company (“Perini”) is the primary defendant and served as the Company’s general contractor. The case was later amended to add over 30 sub-contractors and suppliers as cross-defendants, and those cross-defendants have added what appears to be every supplier and sub-contractor. It was the Company’s position that there are serious deficiencies in the roof system, the exterior cladding and windows, decks and balconies, interior bathtubs and hallways, fireplaces, the parking garage, and elsewhere. The judge held a mandatory meeting of all parties on May 31, 2008, at which time he set deadlines in the case, including discovery and expert reports. The Company sought damages in excess of $40.0 million, which includes damages for cost of repair as well as economic loss while the Lake Tahoe Vacation Resort is being repaired. The case was settled in 2009 with defendants paying the Company $25.0 million. The Company recorded $7.3 million in other revenue during the year ended December 31, 2009. The HOA for Lake Tahoe Vacation Resort received the remaining settlement proceeds, which will be used to fund the repairs needed resulting from the construction defects.
Two separate cases have been filed in St. Maarten against AKGI St. Maarten NV, or AKGI, one of the Company's subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds, in perpetuity, legal title to, or a leasehold interest in, the respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, the Company believes that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with the Company having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
The Company has entered into contracts with individual contractors and certain key management employees that specify severance payments upon termination of the contracts.
In 2008, an arbitration demand was filed against the Company for enforcement of a $4.0 million settlement agreement entered into by the Company and a Board of Director’s family member. On October 2, 2009, the arbitrator entered an arbitration award against the Company in the amount of $4.0 million plus interest. On December 8, 2009, a court in District Court, Clark County, Nevada confirmed the arbitration award plus pre-judgment interest and costs. During the year ended December 31, 2008, the Company recorded a $4.0 million increase to general and administrative expense with a corresponding increase to due to related parties. During the year ended December 31, 2009, the Company recorded a $0.5 million increase to general and administrative expense with a corresponding increase to due to related parties for accrued interest and costs associated with the arbitration award. On June 10, 2010, the award was paid in full for $4.4 million.
In October 2011, the HOA of one of the Company's managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million is owed by the Company. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. Since the announcement of the water intrusion assessment, the Company has received a number of complaints from the affected VOI owners regarding the assessment and related disclosures concerning the potential for the assessment, and some of these complaints have threatened litigation, including the pursuit of one or more class action lawsuits against the Company. Because no litigation has been filed regarding the water intrusion assessment to date, we are unable to determine the nature or strength of potential claims or the strength of the Company's defenses to such claims.
In addition, the U.S. Department of Labor is currently conducting an audit of the Company's labor practices. The Company does not expect the outcome to have a material impact on its financial position and results of operations.
Furthermore, the Company is also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. The Company believes that none of these actions, including the actions described above, will have a material adverse effect on its consolidated financial position or results of operations.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 19 — Fair Value Measurements
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
At December 31, 2011 and 2010, the swap derivative instruments and the cap derivative instruments were valued internally due to the immateriality of the balances based on cash flow models that discount the future cash flows based on a discount rate that factors in a credit risk premium and the volatility of forward rates. These instruments are classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following table presents the effects of the changes in the mark-to-market valuations of the derivative instruments (in thousands):

	Derivative Assets	Derivative Liabilities
Balance at December 31, 2008	$11	$13,184
Total (loss) gain included in interest expense	(11)	(3,896)
Total cash paid	—	(8,824)
Balance at December 31, 2009	—	464
Cash paid for 2010 Cap	71	—
Total (loss) gain included in interest expense	(71)	(385)
Balance at December 31, 2010	—	79
Total gain included in interest expense	—	(79)
Balance at December 31, 2011	$—	$—

At December 31, 2011, mortgages and contracts receivable had a balance of $283.3 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent extension of the Company’s 2008 Conduit Facility on October 14, 2011. These financial assets are classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes are classified as Level 2 as they are not actively traded on the open market. At December 31, 2011, the fair value of the Senior Secured Notes was $419.7 million based on its quoted price of 98.75 on a restricted bond market.
At December 31, 2011, all of the Company’s securitization notes and 2008 Conduit Facility are classified as Level 2 since they are either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities, which the Company believes approximates similar instruments in active markets.
At December 31, 2011, the DROT 2011 Notes (net of unamortized original issue discount) had an aggregate balance of $51.5 million. The Company, with the assistance of an investment banking firm, determined the fair value of the DROT 2011 Notes was $51.9 million.
At December 31, 2011, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $83.8 million. The Company with the assistance of an investment banking firm, determined the fair value of the DROT 2009

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Notes was $88.9 million.
At December 31, 2011, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan had an aggregate balance of $169.5 million in the accompanying consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was issued in April 2010, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, and the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011.
At December 31, 2011, the fair value and the carrying value of the borrowings under notes payable - RFA fees were both $2.2 million as the carrying value represents the net present value of all future payments using an imputed interest rate of 10% .
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Inventory Loan, and the Tempus Guggenheim Loan and RFA fees, was $2.0 million as of December 31, 2011. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
At December 31, 2010, mortgages and contracts receivable had a balance of $245.3 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent closing of the Company's securitization transaction on April 27, 2011.
At December 31, 2010, the fair value of the Senior Secured Notes was $454.8 million based on its quoted price of 107.0 on a restricted bond market. In addition, all of the Company's securitization notes and 2008 Conduit Facility were classified as Level 2 at the same date since they were either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities.
At December 31, 2010, the Quorum Facility, the ILXA Receivables Loan, and the ILXA Inventory Loan had an aggregate balance of $41.8 million in the accompanying consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was issued in April 2010 and the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010.
At December 31, 2010, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $120.9 million. The fair value of the DROT 2009 Notes was determined to be $120.9 million based on a valuation performed by an investment banking firm.
At December 31, 2010, the 2008 Conduit Facility had an outstanding balance of $39.5 million, which the Company believes was its approximate fair value due to the fact that it was recently amended in August 2010.
The Polo Towers lines of credit and securitization notes payable had a combined carrying value of $3.2 million at December 31, 2010. The fair value was not calculated based on the fact that they were due within one year.
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, was $4.7 million as of December 31, 2010. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
In accordance with ASC 820-10, the Company also applied the provisions of fair value measurement to various non-recurring measurements for the Company’s financial and non-financial assets and liabilities and recorded the impairment charges, which are detailed in Note 26—Impairments and Other Write-offs. The Company’s non-financial assets consist of property and equipment, which are recorded at cost, net of depreciation unless impaired, and assets held for sale, which are recorded at the lower of cost or their estimated fair value less costs to sell.

Note 20 — Common and Preferred Units

On April 26, 2007, the Company entered into agreements with an institutional investor (“Investor”). Pursuant to the agreements, the Investor contributed an initial capital contribution of $62.4 million to the Company in exchange for 212 common units and 1,000 preferred units.
These agreements also contained a provision to allow the Company, at its discretion, to redeem the preferred units at redemption premiums that vary depending on the redemption date. In addition, these agreements allowed the Investor to require the Company to redeem all or any portion of the preferred units it held under the following circumstances: (1) simultaneously with the Company's initial public stock offering; (2) at any time after August 13, 2019; (3) upon the acceleration of payment of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

principal by any lender of senior indebtedness; and (4) in the event of certain uncured breaches of the agreements governing the preferred units. The redemption price varied depending on the event leading to the redemption.
The Company applied the guidance enumerated in ASC 480-10, “Distinguishing Liabilities from Equity,” when determining the classification and measurement of preferred stock. In addition, the Company classified the $62.4 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control. Furthermore, the preferred units had a priority return of 17.0% per annum, compounded quarterly, as well as a redemption preference with respect to the common equity securities.
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
On June 17, 2010, the Company and the Investor entered into a redemption agreement whereby the Company redeemed 70.67 common units and 333.33 preferred units for $25.0 million on the same date and 108.63 common units and 666.67 preferred units for $50.0 million on August 13, 2010. Upon these redemptions, the recorded value of the equity investment, including the accumulated priority returns and redemption premiums, totaled $111.7 million. The difference between the recorded value and the $75.0 million that was paid to the Investor was recorded as a credit to the accumulated deficit account in the accompanying consolidated balance sheet.
Also on June 17, 2010, the Company entered into agreements with DRP Holdco, LLC, an investment vehicle managed by an affiliate of Guggenheim Partners, LLC (“Guggenheim”). These agreements provided for Guggenheim to make a $75.0 million investment in common and preferred units of the Company. The entire $75.0 million investment was attributed to preferred units in accordance with the agreements and the value assigned to common units was $0. An initial investment of $25.0 million was made on June 17, 2010 and the remaining investment of $50.0 million was received on August 13, 2010. The proceeds of this investment were used to repurchase the equity securities previously held by the Investor and, therefore, the Company did not retain any net proceeds from these transactions. At December 31, 2010, costs associated with this transaction totaled $2.9 million and have been recorded to the accumulated deficit account in the accompanying consolidated balance sheet.
These agreements also contained a provision to allow the Company, at its discretion, to redeem any of the preferred units at any time after August 13, 2012, for any reason or no reason, at optional redemption premiums ranging from 100% to 103% depending on the redemption date. In addition, Guggenheim may have required the Company to redeem all or any portion of the preferred units it held under the following circumstances: (1) simultaneously with the Company's initial public stock offering; (2) at any time after August 13, 2019; (3) upon the acceleration of payment of principal by any lender of senior indebtedness; and (4) in the event of certain uncured breaches of the agreements that governed the preferred units. The preferred redemption premiums varied from 100% to 105% depending on the event leading to the redemption.
The Company applied the guidance enumerated in ASC 480-10 when determining the classification and measurement of preferred stock. In addition, the Company classified the $75 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control.
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
Prior to any distributions to the common unit holders, the holders of the preferred units were entitled to receive from the Company the product of (a) an amount equal to the sum of (i) such holder's contribution with respect to the preferred units reduced by any distributions to such holders, and (ii) accrued but unpaid distributions of priority returns, and (b) the relevant redemption premiums based on the date of redemption. Once the sum of any unpaid priority returns and the unreturned contributions with respect to the preferred units was reduced to $0, the preferred units would have been deemed canceled. The balance, if any, would have been distributed to the common unit holders on a pro rata basis.
On February 18, 2011, DRP entered into various agreements with four new equity investors to issue an aggregate of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

25.1 common units and 133.33 preferred units in exchange for $10.1 million. This transaction brought the total number of issued and outstanding common units to 1,115.1 and issued and outstanding preferred units to 1,133.33. The terms of the new equity investor agreements were consistent with the terms included in the Guggenheim agreements discussed above.
Also on February 18, 2011, DRP entered into a warrant purchase agreement to repurchase certain warrants issued by Diamond Resorts Corporation from various holders of the warrants. These warrants were originally issued to holders of DRP's Second Lien Facility but became detached and transferable to other parties when the Second Lien Facility was extinguished in August 2010. DRP purchased warrants that were exercisable into approximately 5.2% of the shares of common stock of Diamond Resorts Corporation, in exchange for approximately $10.1 million in cash.
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
On July 21, 2011 and July 29, 2011, DRP entered into various warrant purchase agreements to repurchase certain warrants issued by Diamond Resorts Corporation from various warrantholders. These warrants were also originally issued to holders of DRP's Second Lien Facility but became detached and transferable to other parties when the Second Lien Facility was extinguished in August 2010. DRP purchased warrants that were exercisable into approximately 3.3% of the shares of common stock of Diamond Resorts Corporation for approximately $6.4 million in cash.
For the year ended December 31, 2011, the Company recorded $0.1 million in costs related to the issuance of preferred units, which are recorded under accumulated deficits in the accompanying consolidated balance sheets. In addition, the Company paid $4.5 million in costs related to the issuance of the common units, which are netted against the proceeds received from the issuance of the common units and recorded under member capital in the accompanying consolidated balance sheets.

Note 21 — Business Combinations
On August 31, 2010, ILXA acquired a majority of the assets of ILX Resorts, Inc. for an aggregate cash purchase price of $30.7 million. The ILX Acquisition added ten additional resorts and more than 18,000 owner-families to the Diamond Resorts family. These assets complement Diamond Resorts’ existing resort network and are expected to increase the Company’s value proposition to its owner base. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See Note 13—Borrowings for additional detail. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price. The acquisition resulted in no goodwill or gain from business combinations due to the fact the fair value of assets acquired and liabilities assumed equals the purchase price.
The Company accounted for this acquisition under the purchase method in accordance with ASC 805, “Business Combinations” (“ASC 805”). As of December 31, 2010, the acquisition was recorded based on a preliminary appraisal. During the quarter ended March 31, 2011, adjustments were recorded to the respective accounts to reflect the values included in the final appraisal. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary appraisals (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Consideration:	Based on Preliminary Appraisal as Previously Reported	Adjustments Recorded During the Quarter Ended March 31, 2011	Based on Final Appraisal
Cash	$30,722	$—	$30,722
Fair value of total consideration transferred	$30,722	$—	$30,722

Recognized amounts of identifiable assets and liabilities assumed as of August 31, 2010:
Cash in escrow and restricted cash	$54	$—	$54
Mortgages and contracts receivable	9,802	(1,660)	8,142
Prepaid expenses and other assets	365	(31)	334
Unsold Vacation Interests	10,100	—	10,100
Property and equipment	5,705	1,679	7,384
Intangible assets	8,850	(100)	8,750
Total assets	34,876	(112)	34,764
Current liabilities	4,154	(112)	4,042
Total identifiable net assets	$30,722	$—	$30,722
Acquired intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as Previously Reported	Adjustments Recorded During the Quarter Ended March 31, 2011	Based on Final Appraisal
Member relationships	10	$1,100	$(100)	$1,000
Management contracts	5	7,120	—	7,120
Trade name	5	600	—	600
Domain name	5	30	—	30
Total acquired intangible assets		$8,850	$(100)	$8,750

The ILX management contracts have automatic renewals for a weighted average term of approximately ten years. The weighted average period before the next renewal or extension is approximately five years.
These notes to the consolidated financial statements do not present supplemental pro forma information to include revenue and earnings of ILX for all periods presented, as the Company deems that it is impracticable to obtain this information. The historical ILX financial statements include segments of operations that were not acquired by the Company. These financial statements co-mingle all activities. As such, management cannot reasonably estimate and carve out the amounts related to the assets acquired and the liabilities assumed by the Company. Additionally, based on the criteria included in ASC 805, the ILX Acquisition is not material in relation to the total assets included on the consolidated balance sheets and the net income or loss reported on the consolidated statements of operations.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC, with $104.9 million in borrowings. The Tempus Resorts Acquisition added two additional resorts and more than 44,000 owner-families to the Diamond Resorts family. These assets complement Diamond Resorts' existing resort network and are expected to increase the Company's value proposition to its owner base.
In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Guggenheim Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Guggenheim Loan balance as of July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan.
An aggregate of $7.5 million of the Tempus Guggenheim Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”) and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Guggenheim Loan (the “Mystic Dunes Loan”). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
In connection with the Tempus Resorts Acquisition, a subsidiary of Mystic Dunes, LLC entered into the Tempus Receivables Loan. The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018.
Each of Tempus Acquisition, LLC, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose, unrestricted subsidiaries of the Company. Neither the Company nor any of its other subsidiaries has guaranteed, or is a party to, the Tempus Guggenheim Loan, the Tempus Receivables Loan or the Mystic Dunes Loan.
The Company accounted for this acquisition under the purchase method in accordance with ASC 805, “Business Combinations” (“ASC 805”). As of December 31, 2011, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date.
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary appraisal (in thousands). The Company recorded $14.3 million in gain on bargain purchase from business combination, in accordance with ASC 805-30-25 due to the fact that the assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Based on Preliminary Appraisal
Consideration:
Cash	$104,915
Fair value of total consideration transferred	$104,915

Recognized amounts of identifiable assets and liabilities assumed as of July 1, 2011:
Cash and cash equivalents acquired	$2,515
Cash in escrow and restricted cash	2,912
Prepaid expenses and other assets	1,342
Due from related parties, net	4
Other receivables, net	2,137
Mortgages and contracts receivable	59,907
Unsold Vacation Interests	23,125
Property and equipment	15,564
Intangible assets	28,808
Total assets	136,314
Deferred tax liability	8,567
Liabilities assumed	8,503
Total identifiable net assets	$119,244
Gain on bargain purchase from business combination	$14,329

Acquired Tempus intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management Contract-Mystic Dunes	15	$15,850
Amenity Fee Agreements	17.5	9,708
Member relationships	3	2,870
Management Contract-Dunes Village	15	380
Total acquired intangible assets		$28,808
The Tempus Resorts Acquisition contributed $23.3 million of revenue and $15.1 million of net income, which includes $14.3 million of gain on bargain purchase, from the acquisition date through December 31, 2011. These amounts are included in the consolidated statement of operations for the year ended December 31, 2011.
The following table presents unaudited consolidated pro forma financial information as if the closing of the Tempus Resorts Acquisition had occurred on January 1, 2010 for purposes of the financial information presented for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue	$406,954	$419,078
Net loss	(14,203)	(17,930)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The historical unaudited consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results of the Company and Tempus Acquisition, LLC.
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

•
the removal of Tempus reorganization items relating to the impairment of assets that were not acquired and professional fees related to the bankruptcy proceedings, which do not relate to continuing operations; and

•        the removal of the $14.3 million gain on bargain purchase from business combination.
The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Tempus Resorts Acquisition including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain one-time charges the Company expects to incur in connection with the acquisitions including, but not limited to, charges that are expected to achieve ongoing cost savings and synergies.

Note 22 — Segment Reporting
The Company presents its results of operations in two segments: (1) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of THE Club and the provision of other services; and (2) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of vacation interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because historically management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
Information about the Company’s operations in different business segments is as follows:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the year ended December 31, 2011
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$211,321	$—	$211,321
Provision for uncollectible Vacation Interest sales revenue	—	(16,562)	—	(16,562)
Vacation Interest, net	—	194,759	—	194,759
Management and member services	99,306	—	—	99,306
Consolidated resort operations	29,893	—	—	29,893
Interest	—	44,410	2,875	47,285
Other	8,079	11,699	—	19,778
Total revenues	137,278	250,868	2,875	391,021
Costs and Expenses:
Vacation Interest cost of sales	—	(9,695)	—	(9,695)
Advertising, sales and marketing	—	128,717	—	128,717
Vacation Interest carrying cost, net	—	41,331	—	41,331
Management and member services	27,125	—	—	27,125
Consolidated resort operations	27,783	—	—	27,783
Loan portfolio	1,211	9,542	—	10,753
Other operating	—	1,298	—	1,298
General and administrative	—	—	80,412	80,412
Depreciation and amortization	—	—	13,966	13,966
Interest	—	18,624	63,386	82,010
Loss on extinguishment of debt	—	—	—	—
Impairments and other write-offs	—	—	1,572	1,572
Gain on disposal of assets	—	—	(708)	(708)
Gain on bargain purchase from business combination	—	—	(14,329)	(14,329)
Total costs and expenses	56,119	189,817	144,299	390,235
Income (loss) before benefit for income taxes	81,159	61,051	(141,424)	786
Benefit for income taxes	—	—	(9,517)	(9,517)
Net income (loss)	$81,159	$61,051	$(131,907)	$10,303

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the year ended December 31, 2010
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$214,764	$—	$214,764
Provision for uncollectible Vacation Interest sales revenue	—	(12,655)	—	(12,655)
Vacation Interest, net	—	202,109	—	202,109
Management and member services	86,206	—	—	86,206
Consolidated resort operations	26,547	—	—	26,547
Interest	—	39,150	177	39,327
Other	4,969	11,667	—	16,636
Total revenues	117,722	252,926	177	370,825
Costs and Expenses:
Vacation Interest cost of sales	—	39,730	—	39,730
Advertising, sales and marketing	—	114,029	—	114,029
Vacation Interest carrying cost, net	—	29,821	—	29,821
Management and member services	22,444	—	—	22,444
Consolidated resort operations	23,972	—	—	23,972
Loan portfolio	1,025	9,541	—	10,566
Other operating	—	1,202	—	1,202
General and administrative	—	—	67,905	67,905
Depreciation and amortization	—	—	11,939	11,939
Interest	—	18,203	48,959	67,162
Loss on extinguishment of debt	—	—	1,081	1,081
Impairments and other write-offs	—	—	3,330	3,330
Gain on disposal of assets	—	—	(1,923)	(1,923)
Total costs and expenses	47,441	212,526	131,291	391,258
Income (loss) before benefit for income taxes	70,281	40,400	(131,114)	(20,433)
Benefit for income taxes	—	—	(1,274)	(1,274)
Net income (loss)	$70,281	$40,400	$(129,840)	$(19,159)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the year ended December 31, 2009
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$248,643	$—	$248,643
Provision for uncollectible Vacation Interest sales revenue	—	(14,153)	—	(14,153)
Vacation Interest, net	—	234,490	—	234,490
Management and member services	81,779	—	—	81,779
Consolidated resort operations	23,814	—	—	23,814
Interest	—	43,200	972	44,172
Other	11,854	14,852	—	26,706
Total revenues	117,447	292,542	972	410,961
Costs and Expenses:
Vacation Interest cost of sales	—	55,135	—	55,135
Advertising, sales and marketing	—	116,098	—	116,098
Vacation Interest carrying cost, net	—	32,992	—	32,992
Management and member services	26,998	—	—	26,998
Consolidated resort operations	22,456	—	—	22,456
Loan portfolio	954	8,881	—	9,835
Other operating	125	4,040	—	4,165
General and administrative	—	—	71,306	71,306
Depreciation and amortization	—	—	13,366	13,366
Interest, net of capitalized interest	—	24,396	44,119	68,515
Loss on extinguishment of debt	—	—	10,903	10,903
Impairments and other write-offs	—	—	1,125	1,125
Gain on disposal of assets	—	—	(137)	(137)
Total costs and expenses	50,533	241,542	140,682	432,757
Income (loss) before benefit for income taxes	66,914	51,000	(139,710)	(21,796)
Benefit for income taxes	—	—	(799)	(799)
Net income (loss)	$66,914	$51,000	$(138,911)	$(20,997)

Note 23 — Consolidating Financial Statements - Restricted and Unrestricted Subsidiaries
The following consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Unrestricted Subsidiaries” for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. As of December 31, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, Tempus Acquisition, LLC and its subsidiaries, and DPM Acquisition and its subsidiaries. As of December 31, 2010, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, and Tempus Acquisition, LLC and its subsidiaries. As of December 31, 2009, FLRX Inc. and its subsidiaries were the only Unrestricted Subsidiaries. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flow of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Unrestricted Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to current and potential investors in the Senior Secured Notes as well as others.

CONSOLIDATING BALANCE SHEET December 31, 2011 (in thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$19,648	$249	$—	$19,897
Cash in escrow and restricted cash	33,370	618	—	33,988
Mortgages and contracts receivable, net of allowance of $50,518, $43,960, $0, and $94,478, respectively	227,835	55,473	(6)	283,302
Due from related parties, net	31,678	(2,420)	—	29,258
Other receivables, net	34,579	2,455	(1,981)	35,053
Income tax receivable	629	—	—	629
Prepaid expenses and other assets, net	45,402	9,221	(1,146)	53,477
Unsold Vacation Interests, net	225,375	34,634	(3,204)	256,805
Property and equipment, net	25,943	22,234	—	48,177
Assets held for sale	5,517	—	—	5,517
Intangible assets, net	34,050	34,059	—	68,109
Total assets	$684,026	$156,523	$(6,337)	$834,212
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$11,662	$691	$—	$12,353
Due to related parties, net	28,684	35,434	(7,603)	56,515
Accrued liabilities	68,308	3,161	(1,143)	70,326
Income taxes payable	3,491	—	—	3,491
Deferred revenues	70,743	31	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0, and $9,454, respectively	415,546	—	—	415,546
Securitization notes and conduit facility, net of original issue discount of $1,054, $0, $0, and $1,054, respectively	188,165	62,730	—	250,895
Notes payable	1,871	71,643	(2,000)	71,514
Total liabilities	788,470	173,690	(10,746)	951,414

Member capital	152,247	9,675	(9,675)	152,247
Accumulated deficit	(238,345)	(26,140)	13,408	(251,077)
Accumulated other comprehensive loss	(18,346)	(702)	676	(18,372)
Total member capital (deficit)	(104,444)	(17,167)	4,409	(117,202)
Total liabilities and member capital (deficit)	$684,026	$156,523	$(6,337)	$834,212

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$203,348	$7,972	$1	$211,321
Provision for uncollectible Vacation Interest sales revenue	(16,300)	(262)	—	(16,562)
Vacation Interest, net	187,048	7,710	1	194,759
Management and member services	99,854	5,052	(5,600)	99,306
Consolidated resort operations	27,280	2,613	—	29,893
Interest	38,993	8,292	—	47,285
Other	22,352	4,702	(7,276)	19,778
Total revenues	375,527	28,369	(12,875)	391,021
Costs and Expenses:
Vacation Interest cost of sales	(10,038)	343	—	(9,695)
Advertising, sales and marketing	124,840	4,401	(524)	128,717
Vacation Interest carrying cost, net	35,728	6,788	(1,185)	41,331
Management and member services	24,764	7,437	(5,076)	27,125
Consolidated resort operations	24,865	2,918	—	27,783
Loan portfolio	10,334	1,107	(688)	10,753
Other operating	2,476	1,021	(2,199)	1,298
General and administrative	66,497	13,915	—	80,412
Depreciation and amortization	9,818	4,148	—	13,966
Interest	69,169	12,841	—	82,010
Impairments and other write-offs	1,539	33	—	1,572
(Gain) loss on disposal of assets	(964)	256	—	(708)
Gain on bargain purchase from business combination	—	(14,329)	—	(14,329)
Total costs and expenses	359,028	40,879	(9,672)	390,235
Income (loss) before benefit for income taxes	16,499	(12,510)	(3,203)	786
Benefit for income taxes	(950)	(8,567)	—	(9,517)
Net income (loss)	$17,449	$(3,943)	$(3,203)	$10,303

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Operating activities:
Net income (loss)	$17,449	$(3,943)	$(3,203)	$10,303
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	16,300	262	—	16,562
Amortization of capitalized financing costs and original issue discounts	5,797	341	—	6,138
Amortization of capitalized loan origination costs and portfolio discounts	2,449	1,113	—	3,562
Depreciation and amortization	9,818	4,148	—	13,966
Impairments and other write-offs	1,539	33	—	1,572
(Gain) loss on disposal of assets	(964)	256	—	(708)
Gain on bargain purchase from business combination	—	(14,329)	—	(14,329)
Deferred income taxes	—	(8,567)	—	(8,567)
Gain on foreign currency exchange	(72)	—	—	(72)
Gain on mortgage repurchase	(196)	—	—	(196)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(9,856)	9,853	(7)	(10)
Due from related parties, net	(9,865)	2,659	(54)	(7,260)
Other receivables, net	(1,955)	7,496	(19)	5,522
Prepaid expenses and other assets, net	(1,691)	(4,014)	(566)	(6,271)
Unsold Vacation Interests, net	(41,124)	(1,409)	3,204	(39,329)
Accounts payable	4,181	6	—	4,187
Due to related parties, net	4,108	20,749	101	24,958
Accrued liabilities	5,317	(3,273)	544	2,588
Income taxes payable (receivable)	(1,082)	—	—	(1,082)
Deferred revenues	2,977	(1,605)	—	1,372
Net cash (used in) provided by operating activities	(484)	9,776	—	9,292
Investing activities:
Property and equipment capital expenditures	(5,617)	(659)	—	(6,276)
Purchase of assets from Tempus Resorts International, Ltd., net of $0, $2,515, $0 and $2,515 cash acquired, respectively	—	(102,400)	—	(102,400)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	2,368	1	—	2,369
Net cash used in investing activities	(3,249)	(106,551)	—	(109,800)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(3,498)	$2,474	$—	$(1,024)
Proceeds from issuance of securitization notes and conduit facility	127,195	79,622	—	206,817
Proceeds from issuance of notes payable	—	48,178	—	48,178
Payments on securitization notes and conduit facility	(115,871)	(23,039)	—	(138,910)
Payments on notes payable	(8,086)	(8,775)	—	(16,861)
Payments of debt issuance costs	(3,931)	(1,602)	—	(5,533)
Proceeds from issuance of common and preferred units	146,651	—	—	146,651
Repurchase of a portion of outstanding warrants	(16,598)	—	—	(16,598)
Repurchase of a portion of outstanding common units	(16,352)	—	—	(16,352)
Repurchase of redeemable preferred units	(108,701)	—	—	(108,701)
Payments of costs related to issuance of common and preferred units	(4,632)	—	—	(4,632)
Net cash (used in) provided by financing activities	(3,823)	96,858	—	93,035
Net (decrease) increase in cash and cash equivalents	(7,556)	83	—	(7,473)
Effect of changes in exchange rates on cash and cash equivalents	41	—	—	41
Cash and cash equivalents, beginning of period	27,163	166	—	27,329
Cash and cash equivalents, end of period	$19,648	$249	$—	$19,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$65,902	$8,236	$—	$74,138
Cash tax refunds, net of cash paid for taxes	$161	$—	$—	$161
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$8,500	$—	$—	$8,500
Assets held for sale reclassified to unsold Vacation Interests	$2,983	$—	$—	$2,983

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of assets from Tempus Resorts International, Ltd.:
Fair value of assets acquired	$—	$136,314	—	$136,314
Gain on bargain purchase recognized	—	(14,329)	—	(14,329)
Cash paid	—	(104,915)	—	(104,915)
Deferred tax liability	—	(8,567)	—	(8,567)
Liabilities assumed	$—	$8,503	$—	$8,503

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING BALANCE SHEET
December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$27,163	$166	$—	$27,329
Cash in escrow and restricted cash	29,868	180	—	30,048
Mortgages and contracts receivable, net of allowance of $51,551, $3,600, $0 and $55,151, respectively	236,846	8,454	(13)	245,287
Due from related parties, net	20,789	223	(54)	20,958
Other receivables, net	31,650	4,330	—	35,980
Income tax receivable	10	—	—	10
Prepaid expenses and other assets, net	45,260	2,662	(1,674)	46,248
Unsold Vacation Interests, net	180,464	10,100	—	190,564
Property and equipment, net	23,468	5,629	—	29,097
Assets held for sale	9,517	—	—	9,517
Intangible assets, net	37,411	8,302	—	45,713
Total assets	$642,446	$40,046	$(1,741)	$680,751

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$7,409	$246	$—	$7,655
Due to related parties, net	29,197	13,724	(6,670)	36,251
Accrued liabilities	62,367	6,853	(1,687)	67,533
Income taxes payable	3,936	—	—	3,936
Deferred revenues	67,706	—	—	67,706
Senior Secured Notes, net of original issue discount of $10,278, $0, $0 and $10,278, respectively	414,722	—	—	414,722
Securitization notes and conduit facility, net of original issue discount of $899, $0, $0 and $899, respectively	176,551	10,292	—	186,843
Derivative liabilities	79	—	—	79
Notes payable	1,432	21,841	—	23,273
Total liabilities	763,399	52,956	(8,357)	807,998

Redeemable preferred units	84,502	—	—	84,502

Member capital	7,335	9,675	(9,675)	7,335
Accumulated deficit	(195,044)	(22,197)	15,903	(201,338)
Accumulated other comprehensive loss	(17,746)	(388)	388	(17,746)
Total member capital (deficit)	(205,455)	(12,910)	6,616	(211,749)
Total liabilities and member capital (deficit)	$642,446	$40,046	$(1,741)	$680,751

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$214,764	$—	$—	$214,764
Provision for uncollectible Vacation Interest sales revenue	(12,655)	—	—	(12,655)
Vacation Interest, net	202,109	—	—	202,109
Management and member services	86,206	1,152	(1,152)	86,206
Consolidated resort operations	26,163	384	—	26,547
Interest	38,720	607	—	39,327
Other	16,615	21	—	16,636
Total revenues	369,813	2,164	(1,152)	370,825
Costs and Expenses:
Vacation Interest cost of sales	39,730	—	—	39,730
Advertising, sales and marketing	113,520	509	—	114,029
Vacation Interest carrying cost, net	30,226	(405)	—	29,821
Management and member services	22,137	1,459	(1,152)	22,444
Consolidated resort operations	23,547	425	—	23,972
Loan portfolio	9,918	648	—	10,566
Other operating	1,202	—	—	1,202
General and administrative	62,218	5,687	—	67,905
Depreciation and amortization	11,249	690	—	11,939
Interest	65,394	1,768	—	67,162
Loss on extinguishment of debt	1,081	—	—	1,081
Impairments and other write-offs	3,330	—	—	3,330
Gain on disposal of assets	(1,923)	—	—	(1,923)
Total costs and expenses	381,629	10,781	(1,152)	391,258
Loss before benefit for income taxes	(11,816)	(8,617)	—	(20,433)
Benefit for income taxes	(1,274)	—	—	(1,274)
Net loss	$(10,542)	$(8,617)	$—	$(19,159)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Operating activities:
Net loss	$(10,542)	$(8,617)	$—	$(19,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	12,655	—	—	12,655
Amortization of capitalized financing costs and original issue discounts	2,465	56	—	2,521
Amortization of capitalized loan origination costs and portfolio discounts	3,007	—	—	3,007
Depreciation and amortization	11,249	690	—	11,939
Loss on extinguishment of debt	1,081	—	—	1,081
Impairments and other write-offs	3,330	—	—	3,330
Gain on disposal of assets	(1,923)	—	—	(1,923)
Deferred income taxes	(377)	—	—	(377)
Loss on foreign currency exchange	42	—	—	42
Gain on mortgage repurchase	(191)	—	—	(191)
Unrealized gain on derivative instruments	(314)	—	—	(314)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	10,829	1,369	(8)	12,190
Due from related parties, net	(5,737)	(93)	54	(5,776)
Other receivables, net	3,154	(113)	—	3,041
Prepaid expenses and other assets, net	(190)	24	51	(115)
Unsold Vacation Interests, net	10,308	—	—	10,308
Accounts payable	(3,470)	246	—	(3,224)
Due to related parties, net	(3,893)	9,099	49	5,255
Accrued liabilities	17,436	1,157	(146)	18,447
Income taxes payable (receivable)	4,632	—	—	4,632
Deferred revenues	8,632	—	—	8,632
Net cash provided by operating activities	62,183	3,818	—	66,001
Investing activities:
Property and equipment capital expenditures	(5,487)	(66)	—	(5,553)
Purchase of assets from ILX Resorts, Inc.	—	(30,722)	—	(30,722)
Disbursement of Tempus Note Receivable	—	(3,005)	—	(3,005)
Proceeds from sale of assets	1,881	—	—	1,881
Net cash used in investing activities	$(3,606)	$(33,793)	$—	$(37,399)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$10,652	$(126)	$—	$10,526
Proceeds from issuance of Senior Secured Notes, net of original issue discount of $10,570, $0, $0 and $10,570, respectively	414,430	—	—	414,430
Proceeds from issuance of securitization notes and conduit facility	42,230	11,870	—	54,100
Proceeds from issuance of notes payable	—	20,813	—	20,813
Payments on securitization notes and conduit facility	(88,648)	(1,578)	—	(90,226)
Payments on line of credit agreements	(397,609)	—	—	(397,609)
Payments on notes payable	(8,221)	—	—	(8,221)
Payments of debt issuance costs	(18,287)	(838)	—	(19,125)
Proceeds from Guggenheim equity investment	75,000	—	—	75,000
Repurchase of equity previously held by another minority institutional investor	(75,000)	—	—	(75,000)
Payments of costs related to issuance of common and preferred units	(2,888)	—	—	(2,888)
Payments for derivative instrument	(71)	—	—	(71)
Net cash (used in) provided by financing activities	(48,412)	30,141	—	(18,271)
Net increase in cash and cash equivalents	10,165	166	—	10,331
Effect of changes in exchange rates on cash and cash equivalents	(188)	—	—	(188)
Cash and cash equivalents, beginning of period	17,186	—	—	17,186
Cash and cash equivalents, end of period	$27,163	$166	$—	$27,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$44,184	$450	$—	$44,634
Cash tax refunds, net of cash paid for taxes	$(5,514)	$—	$—	$(5,514)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$17,654	$—	$—	$17,654
Insurance premiums financed through issuance of notes payable	$7,897	$—	$—	$7,897
Unsold Vacation Interests reclassified to assets held for sale	$10,064	$—	$—	$10,064
Property and equipment reclassified to assets to be disposed but not actively marketed (prepaid expenses and other assets)	$588	$—	$—	$588
Management contracts (intangible assets) reclassified to assets held for sale	$587	$—	$—	$587
Proceeds from issuance of ILXA Inventory Loan in transit	$—	$1,028	$—	$1,028

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of assets from ILX Resorts, Inc.:
Fair value of assets acquired	$—	$34,876	$—	$34,876
Cash paid	—	(30,722)	—	(30,722)
Liabilities assumed	$—	$4,154	$—	$4,154

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$248,643	$—	$—	$248,643
Provision for uncollectible Vacation Interest sales revenue	(14,153)	—	—	(14,153)
Vacation Interest, net	234,490	—	—	234,490
Management and member services	81,779	—	—	81,779
Consolidated resort operations	23,814	—	—	23,814
Interest	44,167	5	—	44,172
Other	26,706	—	—	26,706
Total revenues	410,956	5	—	410,961
Costs and Expenses:
Vacation Interest cost of sales	55,135	—	—	55,135
Advertising, sales and marketing	116,098	—	—	116,098
Vacation Interest carrying cost, net	32,992	—	—	32,992
Management and member services	26,998	—	—	26,998
Consolidated resort operations	22,456	—	—	22,456
Loan portfolio	9,835	—	—	9,835
Other operating	4,165	—	—	4,165
General and administrative	65,979	5,327	—	71,306
Depreciation and amortization	13,366	—	—	13,366
Interest	68,191	324	—	68,515
Loss on extinguishment of debt	10,903	—	—	10,903
Impairments and other write-offs	1,125	—	—	1,125
Gain on disposal of assets	(137)	—	—	(137)
Total costs and expenses	427,106	5,651	—	432,757
Loss before benefit for income taxes	(16,150)	(5,646)	—	(21,796)
Benefit for income taxes	(799)	—	—	(799)
Net loss	$(15,351)	$(5,646)	$—	$(20,997)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Operating activities:
Net loss	$(15,351)	$(5,646)	$—	$(20,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	14,153	—	—	14,153
Amortization of capitalized financing costs and original issue discounts	1,989	—	—	1,989
Amortization of capitalized loan origination costs and portfolio discounts	3,230	—	—	3,230
Depreciation and amortization	13,366	—	—	13,366
Loss on extinguishment of debt	10,903	—	—	10,903
Impairments and other write-offs	1,125	—	—	1,125
Gain on disposal of assets	(137)	—	—	(137)
Deferred income taxes	7	—	—	7
Loss on foreign currency exchange	182	—	—	182
Gain on mortgage repurchase	(282)	—	—	(282)
Unrealized gain on derivative instruments	(3,885)	—	—	(3,885)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	19,495	18	(18)	19,495
Due from related parties, net	8,968	—	—	8,968
Other receivables, net	1,657	—	—	1,657
Prepaid expenses and other assets, net	2,516	—	—	2,516
Unsold Vacation Interests, net	19,236	—	—	19,236
Accounts payable	2,518	—	—	2,518
Due to related parties, net	1,943	4,086	1,560	7,589
Accrued liabilities	5,306	1,542	(1,542)	5,306
Income taxes payable (receivable)	(1,925)	—	—	(1,925)
Deferred revenues	2,779	—	—	2,779
Net cash provided by operating activities	87,793	—	—	87,793
Investing activities:
Property and equipment capital expenditures	(4,672)	—	—	(4,672)
Proceeds from sale of assets	422	—	—	422
Net cash used in investing activities	$(4,250)	$—	$—	$(4,250)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2009
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$8,455	$—	$—	$8,455
Proceeds from issuance of securitization notes and conduit facility	210,045	—	—	210,045
Payments on securitization notes and conduit facility	(279,131)	—	—	(279,131)
Payments on line of credit agreements	(1,139)	—	—	(1,139)
Payments on notes payable	(9,638)	—	—	(9,638)
Payments of debt issuance costs	(9,428)	—	—	(9,428)
Payments for derivative instrument	(8,824)	—	—	(8,824)
Net cash used in financing activities	(89,660)	—	—	(89,660)

Net decrease in cash and cash equivalents	(6,117)	—	—	(6,117)
Effect of changes in exchange rates on cash and cash equivalents	596	—	—	596
Cash and cash equivalents, beginning of period	22,707	—	—	22,707
Cash and cash equivalents, end of period	$17,186	$—	$—	$17,186
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$63,297	$—	$—	$63,297
Cash paid for taxes, net of tax refunds	$1,239	$—	$—	$1,239
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$18,430	$—	$—	$18,430
Insurance premiums financed through issuance of notes payable	$8,573	$—	$—	$8,573
Assets held for sale reclassified to unsold Vacation Interests	$4,220	$—	$—	$4,220

Note 24 — Consolidating Financial Statements - Guarantor and Non-guarantor Subsidiaries
The following consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Non-guarantor Subsidiaries” for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. Please see Exhibit 21 of Item 26, "Exhibits and financial Statement Schedules" for a list of the guarantor subsidiaries as of December 31, 2011. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flow of Non-guarantor Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this annual report.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING BALANCE SHEET December 31, 2011 (in thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$10,836	$9,061	$—	$19,897
Cash in escrow and restricted cash	17,573	16,415	—	33,988
Mortgages and contracts receivable, net of allowance of $23,806, $70,672, $0, and $94,478, respectively	6,576	276,731	(5)	283,302
Due from related parties, net	91,081	33,732	(95,555)	29,258
Other receivables, net	25,159	12,304	(2,410)	35,053
Income tax receivable	604	25	—	629
Prepaid expenses and other assets, net	46,253	21,492	(14,268)	53,477
Unsold Vacation Interests, net	197,318	62,691	(3,204)	256,805
Property and equipment, net	21,446	26,731	—	48,177
Assets held for sale	—	5,517	—	5,517
Intangible assets, net	29,824	38,285	—	68,109
Total assets	$446,670	$502,984	$(115,442)	$834,212
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$7,765	$4,588	$—	$12,353
Due to related parties, net	21,545	146,242	(111,272)	56,515
Accrued liabilities	53,211	19,151	(2,036)	70,326
Income taxes payable	—	3,491	—	3,491
Deferred revenues	59,761	11,013	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0, and $9,454, respectively	415,546	—	—	415,546
Securitization notes and conduit facility, net of original issue discount of $0, $1,054, $0 and $1,054, respectively	—	250,895	—	250,895
Notes payable	1,841	71,673	(2,000)	71,514
Total liabilities	559,669	507,053	(115,308)	951,414

Member capital	139,773	26,692	(14,218)	152,247
Accumulated deficit	(226,982)	(37,503)	13,408	(251,077)
Accumulated other comprehensive loss	(25,790)	6,742	676	(18,372)
Total member capital (deficit)	(112,999)	(4,069)	(134)	(117,202)
Total liabilities and member capital (deficit)	$446,670	$502,984	$(115,442)	$834,212

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$182,937	$28,383	$1	$211,321
Provision for uncollectible Vacation Interest sales revenue	(15,941)	(621)	—	(16,562)
Vacation Interest, net	166,996	27,762	1	194,759
Management and member services	81,407	23,499	(5,600)	99,306
Consolidated resort operations	25,054	4,839	—	29,893
Interest	4,220	46,083	(3,018)	47,285
Other	25,278	7,494	(12,994)	19,778
Total revenues	302,955	109,677	(21,611)	391,021
Costs and Expenses:
Vacation Interest cost of sales	(15,531)	5,836	—	(9,695)
Advertising, sales and marketing	110,523	18,718	(524)	128,717
Vacation Interest carrying cost, net	27,834	14,682	(1,185)	41,331
Management and member services	18,556	13,645	(5,076)	27,125
Consolidated resort operations	23,642	4,141	—	27,783
Loan portfolio	9,529	7,630	(6,406)	10,753
Other operating	2,472	1,025	(2,199)	1,298
General and administrative	54,773	25,639	—	80,412
Depreciation and amortization	8,249	5,717	—	13,966
Interest	48,075	36,953	(3,018)	82,010
Loss on extinguishment of debt	—	—	—	—
Impairments and other write-offs	556	1,016	—	1,572
Gain on disposal of assets	(19)	(689)	—	(708)
Gain on bargain purchase	—	(14,329)	—	(14,329)
Total costs and expenses	288,659	119,984	(18,408)	390,235
Income (loss) before benefit for income taxes	14,296	(10,307)	(3,203)	786
Benefit for income taxes	(99)	(9,418)	—	(9,517)
Net income (loss)	$14,395	$(889)	$(3,203)	$10,303

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Operating activities:
Net income (loss)	$14,395	$(889)	$(3,203)	$10,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	15,941	621	—	16,562
Amortization of capitalized financing costs and original issue discounts	2,114	4,024	—	6,138
Amortization of capitalized loan origination costs and portfolio discounts	2,449	1,113	—	3,562
Depreciation and amortization	8,249	5,717	—	13,966
Impairments and other write-offs	556	1,016	—	1,572
Gain on disposal of assets	(19)	(689)	—	(708)
Gain on bargain purchase from business combination	—	(14,329)	—	(14,329)
Deferred income taxes	—	(8,567)	—	(8,567)
Gain on foreign currency exchange	—	(72)	—	(72)
Gain on mortgage repurchase	(196)	—	—	(196)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	11,832	(11,834)	(8)	(10)
Due from related parties, net	(635)	(7,323)	698	(7,260)
Other receivables, net	(1,902)	7,287	137	5,522
Prepaid expenses and other assets, net	(2,251)	(4,020)	—	(6,271)
Unsold Vacation Interests, net	(38,228)	(4,305)	3,204	(39,329)
Accounts payable	2,283	1,904	—	4,187
Due to related parties, net	(3,691)	29,401	(752)	24,958
Accrued liabilities	(542)	3,206	(76)	2,588
Income taxes payable (receivable)	(1,236)	154	—	(1,082)
Deferred revenues	4,404	(3,032)	—	1,372
Net cash provided by (used in) operating activities	9,909	(617)	—	9,292
Investing activities:
Property and equipment capital expenditures	(5,042)	(1,234)	—	(6,276)
Purchase of assets from Tempus Resorts International, Ltd., net of $0, $2,515, $0 and $2,515 cash acquired, respectively	—	(102,400)	—	(102,400)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	5	2,364	—	2,369
Net cash used in investing activities	(5,037)	(104,763)	—	(109,800)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(2,436)	$1,412	$—	$(1,024)
Proceeds from issuance of securitization notes and conduit facility	—	206,817	—	206,817
Proceeds from issuance of notes payable	—	48,178	—	48,178
Payments on securitization notes and conduit facility	(2,061)	(136,849)	—	(138,910)
Payments on notes payable	(8,066)	(8,795)	—	(16,861)
Payments of debt issuance costs	(427)	(5,106)	—	(5,533)
Proceeds from issuance of common and preferred units	146,651	—	—	146,651
Repurchase of a portion of outstanding warrants	(16,598)	—	—	(16,598)
Repurchase of a portion of outstanding common units	(16,352)	—	—	(16,352)
Repurchase of redeemable preferred units	(108,701)	—	—	(108,701)
Payments of costs related to issuance of common and preferred units	(4,632)	—	—	(4,632)
Net cash (used in) provided by financing activities	(12,622)	105,657	—	93,035
Net (decrease) increase in cash and cash equivalents	(7,750)	277	—	(7,473)
Effect of changes in exchange rates on cash and cash equivalents	—	41	—	41
Cash and cash equivalents, beginning of period	18,586	8,743	—	27,329
Cash and cash equivalents, end of period	$10,836	$9,061	$—	$19,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,130	$23,008	$—	$74,138
Cash tax refunds, net of cash paid for taxes	$1,138	$(977)	$—	$161
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$8,500	$—	$—	$8,500
Assets held for sale reclassified to unsold Vacation Interests	$—	$2,983	$—	$2,983

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year Ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of assets from Tempus Resorts International, Ltd.:
Fair value of assets acquired	$—	$136,314	—	$136,314
Gain on bargain purchase recognized	—	(14,329)	—	(14,329)
Cash paid	—	(104,915)	—	(104,915)
Deferred tax liability	—	(8,567)	—	(8,567)
Liabilities assumed	$—	$8,503	$—	$8,503

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING BALANCE SHEET
December 31, 2010
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$18,586	$8,743	$—	$27,329
Cash in escrow and restricted cash	15,137	14,911	—	30,048
Mortgages and contracts receivable, net of allowance of $2,989, $51,790, $372, and $55,151, respectively	36,925	208,375	(13)	245,287
Due from related parties, net	82,525	25,792	(87,359)	20,958
Other receivables, net	21,324	14,929	(273)	35,980
Income tax receivable	1	9	—	10
Prepaid expenses and other assets, net	44,395	16,648	(14,795)	46,248
Unsold Vacation Interests, net	158,949	31,615	—	190,564
Property and equipment, net	18,599	10,498	—	29,097
Assets held for sale	—	9,517	—	9,517
Intangible assets, net	32,625	13,088	—	45,713
Total assets	$429,066	$354,125	$(102,440)	$680,751
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$5,482	$2,173	$—	$7,655
Due to related parties, net	23,052	115,225	(102,026)	36,251
Accrued liabilities	53,200	16,293	(1,960)	67,533
Income taxes payable	633	3,303	—	3,936
Deferred revenues	55,357	12,349	—	67,706
Senior Secured Notes, net of original issue discount of $10,278, $0, $0, and $10,278, respectively	414,722	—	—	414,722
Securitization notes and conduit facility, net of original issue discount of $0, $899, $0, and $899, respectively	2,061	184,782	—	186,843
Derivative liabilities	79	—	—	79
Notes payable	1,407	21,866	—	23,273
Total liabilities	555,993	355,991	(103,986)	807,998

Redeemable preferred units	84,502	—	—	84,502

Member capital (deficit)	(5,139)	27,219	(14,745)	7,335
Accumulated deficit	(180,627)	(36,614)	15,903	(201,338)
Accumulated other comprehensive loss	(25,663)	7,529	388	(17,746)
Total member capital (deficit)	(211,429)	(1,866)	1,546	(211,749)
Total liabilities and member capital (deficit)	$429,066	$354,125	$(102,440)	$680,751

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	191,527	23,237	—	214,764
Provision for uncollectible Vacation Interest sales revenue	(12,490)	(165)	—	(12,655)
Vacation Interest, net	179,037	23,072	—	202,109
Management and member services	68,049	19,309	(1,152)	86,206
Consolidated resort operations	23,180	3,367	—	26,547
Interest	4,076	38,273	(3,022)	39,327
Other	19,281	2,765	(5,410)	16,636
Total revenues	293,623	86,786	(9,584)	370,825
Costs and Expenses:
Vacation Interest cost of sales	35,935	3,795	—	39,730
Advertising, sales and marketing	97,118	16,911	—	114,029
Vacation Interest carrying cost, net	22,179	7,642	—	29,821
Management and member services	16,758	6,838	(1,152)	22,444
Consolidated resort operations	21,964	2,008	—	23,972
Loan portfolio	8,964	7,012	(5,410)	10,566
Other operating	1,148	54	—	1,202
General and administrative	52,612	15,293	—	67,905
Depreciation and amortization	8,948	2,991	—	11,939
Interest	33,209	36,975	(3,022)	67,162
Loss on extinguishment of debt	1,081	—	—	1,081
Impairments and other write-offs	1,012	2,318	—	3,330
Loss (gain) on disposal of assets	37	(1,960)	—	(1,923)
Total costs and expenses	300,965	99,877	(9,584)	391,258
Loss before provision (benefit) for income taxes	(7,342)	(13,091)	—	(20,433)
Provision (benefit) for income taxes	476	(1,750)	—	(1,274)
Net loss	$(7,818)	$(11,341)	$—	$(19,159)

Certain prior year balances have been reclassified to conform to current year presentation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Operating activities:
Net loss	$(7,818)	$(11,341)	$—	$(19,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	12,490	165	—	12,655
Amortization of capitalized financing costs and original issue discounts	1,091	1,430	—	2,521
Amortization of capitalized loan origination costs and portfolio discounts	3,007	—	—	3,007
Depreciation and amortization	8,948	2,991	—	11,939
Loss on extinguishment of debt	1,081	—	—	1,081
Impairments and other write-offs	1,012	2,318	—	3,330
Gain on disposal of assets	37	(1,960)	—	(1,923)
Deferred income taxes	—	(377)	—	(377)
Loss on foreign currency exchange	—	42	—	42
Gain on mortgage repurchase	(191)	—	—	(191)
Unrealized gain on derivative instruments	(314)	—	—	(314)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(96,618)	108,816	(8)	12,190
Due from related parties, net	(1,010)	(4,821)	55	(5,776)
Other receivables, net	(987)	4,072	(44)	3,041
Prepaid expenses and other assets, net	(1,477)	203	1,159	(115)
Unsold Vacation Interests, net	9,867	441	—	10,308
Accounts payable	(2,848)	(376)	—	(3,224)
Due to related parties, net	73,925	(67,609)	(1,061)	5,255
Accrued liabilities	22,988	(4,440)	(101)	18,447
Income taxes payable (receivable)	244	4,388	—	4,632
Deferred revenues	9,441	(809)	—	8,632
Net cash provided by operating activities	32,868	33,133	—	66,001
Investing activities:
Property and equipment capital expenditures	(4,357)	(1,196)	—	(5,553)
Purchase of assets from ILX Resorts, Inc.	—	(30,722)	—	(30,722)
Disbursement of Tempus Note Receivable	—	(3,005)	—	(3,005)
Proceeds from sale of assets	1	1,880	—	1,881
Net cash used in investing activities	(4,356)	(33,043)	—	(37,399)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Year Ended December 31, 2010
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	(3,111)	13,637	—	10,526
Proceeds from issuance of Senior Secured Notes, net of original issue discount of $10,570, $0, $0 and $10,570, respectively	414,430	—	—	414,430
Proceeds from issuance of securitization notes and conduit facility	—	54,100	—	54,100
Proceeds from issuance of notes payable	—	20,813	—	20,813
Payments on securitization notes and conduit facility	(7,530)	(82,696)	—	(90,226)
Payments on line of credit agreements	(397,609)	—	—	(397,609)
Payments on notes payable	(7,776)	(445)	—	(8,221)
Payments of debt issuance costs	(15,972)	(3,153)	—	(19,125)
Proceeds from Guggenheim equity investment	75,000	—	—	75,000
Repurchase of equity previously held by another minority institutional investor	(75,000)	—	—	(75,000)
Payments of costs related to issuance of common and preferred units	(2,888)	—	—	(2,888)
Payments for derivative instrument	(71)	—	—	(71)
Net cash (used in) provided by financing activities	(20,527)	2,256	—	(18,271)
Net increase in cash and cash equivalents	7,985	2,346	—	10,331
Effect of changes in exchange rates on cash and cash equivalents	—	(188)	—	(188)
Cash and cash equivalents, beginning of period	10,601	6,585	—	17,186
Cash and cash equivalents, end of period	$18,586	$8,743	$—	$27,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,089	$18,545	$—	$44,634
Cash tax refunds, net of cash paid for taxes	$233	$(5,747)	$—	$(5,514)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$17,654	$—	$—	$17,654
Insurance premiums financed through issuance of notes payable	$7,897	$—	$—	$7,897
Unsold Vacation Interests reclassified to assets held for sale	$10,064	$—	$—	$10,064
Property and equipment reclassified to assets to be disposed but not actively marketed (prepaid expenses and other assets)	$588	$—	$—	$588
Management contracts (intangible assets) reclassified to assets held for sale	$587	$—	$—	$587

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Year Ended December 31, 2010
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Proceeds from issuance of ILXA Inventory Loan in transit	$—	$1,028	$—	$1,028
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of assets from ILX Resorts, Inc.:
Fair value of assets acquired	$—	$34,876	$—	$34,876
Cash paid	—	(30,722)	—	(30,722)
Liabilities assumed	$—	$4,154	$—	$4,154

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$221,900	$26,743	$—	$248,643
Provision for uncollectible Vacation Interest sales revenue	(14,119)	(34)	—	(14,153)
Vacation Interest, net	207,781	26,709	—	234,490
Management and member services	63,095	18,684	—	81,779
Consolidated resort operations	20,331	3,483	—	23,814
Interest	4,435	43,209	(3,472)	44,172
Other	28,925	4,121	(6,340)	26,706
Total revenues	324,567	96,206	(9,812)	410,961
Costs and Expenses:
Vacation Interest cost of sales	50,765	4,370	—	55,135
Advertising, sales and marketing	97,157	18,941	—	116,098
Vacation Interest carrying cost, net	26,244	6,748	—	32,992
Management and member services	20,417	6,581	—	26,998
Consolidated resort operations	20,620	1,836	—	22,456
Loan portfolio	8,657	7,518	(6,340)	9,835
Other operating	3,365	800	—	4,165
General and administrative	57,153	14,153	—	71,306
Depreciation and amortization	11,062	2,304	—	13,366
Interest	43,869	28,118	(3,472)	68,515
Loss on extinguishment of debt	10,593	310	—	10,903
Impairments and other write-offs	1,775	(650)	—	1,125
Loss (gain) on disposal of assets	168	(305)	—	(137)
Total costs and expenses	351,845	90,724	(9,812)	432,757
(Loss) income before benefit for income taxes	(27,278)	5,482	—	(21,796)
Benefit for income taxes	(1,218)	419	—	(799)
Net (loss) income	$(26,060)	$5,063	$—	$(20,997)

Certain prior year balances have been reclassified to conform to current year presentation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Operating activities:
Net (loss) income	$(26,060)	$5,063	$—	$(20,997)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	14,119	34	—	14,153
Amortization of capitalized financing costs and original issue discounts	962	1,027	—	1,989
Amortization of capitalized loan origination costs and portfolio discounts	3,230	—	—	3,230
Depreciation and amortization	11,062	2,304	—	13,366
Loss on extinguishment of debt	10,593	310	—	10,903
Impairments and other write-offs	1,775	(650)	—	1,125
Loss (gain) on disposal of assets	168	(305)	—	(137)
Deferred income taxes	—	7	—	7
Loss on foreign currency exchange	—	182	—	182
Gain on mortgage repurchase	(282)	—	—	(282)
Unrealized gain on derivative instruments	(3,885)	—	—	(3,885)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(232)	19,745	(18)	19,495
Due from related parties, net	10,589	(1,621)	—	8,968
Other receivables, net	570	1,166	(79)	1,657
Prepaid expenses and other assets, net	(3,517)	(96)	6,129	2,516
Unsold Vacation Interests, net	21,355	(2,119)	—	19,236
Accounts payable	2,518	(1)	1	2,518
Due to related parties, net	(18,309)	30,468	(4,570)	7,589
Accrued liabilities	5,369	1,400	(1,463)	5,306
Income taxes payable (receivable)	(1,343)	(582)	—	(1,925)
Deferred revenues	(109)	2,888	—	2,779
Net cash provided by operating activities	28,573	59,220	—	87,793
Investing activities:
Property and equipment capital expenditures	(3,861)	(811)	—	(4,672)
Proceeds from sale of assets	16	406	—	422
Net cash used in investing activities	(3,845)	(405)	—	(4,250)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

CONSOLIDATING STATEMENT OF CASH FLOWS -- Continued
Year Ended December 31, 2009
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	1,213	7,242	—	8,455
Proceeds from issuance of securitization notes and conduit facility	—	210,045	—	210,045
Payments on securitization notes and conduit facility	(4,770)	(274,361)	—	(279,131)
Payments on line of credit agreements	(1,139)	—	—	(1,139)
Payments on notes payable	(9,174)	(464)	—	(9,638)
Payments of debt issuance costs	(1,840)	(7,588)	—	(9,428)
Payments for derivative instrument	(8,824)	—	—	(8,824)
Net cash used in financing activities	(24,534)	(65,126)	—	(89,660)
Net increase (decrease) in cash and cash equivalents	194	(6,311)	—	(6,117)
Effect of changes in exchange rates on cash and cash equivalents	—	596	—	596
Cash and cash equivalents, beginning of period	10,407	12,300	—	22,707
Cash and cash equivalents, end of period	$10,601	$6,585	$—	$17,186
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$39,741	$23,556	$—	$63,297
Cash paid for taxes, net of tax refunds	$125	$1,114	$—	$1,239
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$18,430	$—	$—	$18,430
Insurance premiums financed through issuance of notes payable	$8,573	$—	$—	$8,573
Assets held for sale reclassified to unsold Vacation Interests	$4,220	$—	$—	$4,220

Note 25 — Geographic Financial Information
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

	For the Years Ended December 31,
	2011	2010	2009
Revenue
North America	$346,803	$325,710	$359,790
Europe	44,218	45,115	51,171
Total Revenues	$391,021	$370,825	$410,961

	As of December 31,
	2011	2010
Mortgages and contracts receivable, net
North America	$281,958	$244,541
Europe	1,344	746
Total mortgages and contracts receivable, net	$283,302	$245,287
Unsold Vacation Interests, net
North America	$233,721	$174,642
Europe	23,084	15,922
Total unsold Vacation Interests, net	$256,805	$190,564
Property and equipment, net
North America	$43,697	$24,248
Europe	4,480	4,849
Total property and equipment, net	$48,177	$29,097
Intangible assets, net
North America	$63,882	$40,926
Europe	4,227	4,787
Total intangible assets, net	$68,109	$45,713
Total long-term assets, net
North America	$623,258	$484,357
Europe	33,135	26,304
Total long-term assets, net	$656,393	$510,661

Note 26 — Impairments and Other Write-offs
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
Impairments and other write-offs consist of the following as of December 31 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

	2011	2010	2009
European resorts held for sale (lower of cost or net realizable value)	$670	$2,319	$—
Abandoned information technology projects previously capitalized	362	—	—
Unrecoverable deposits on open market purchases of Vacation Interest Points	181	—	—
Slow moving consumables inventory	192	—	138
Write-down of an inventory recovery receivable related to a terminated HOA management contract	—	942	—
Abandoned construction project costs	—	—	1,636
Uncollectible notes receivable related to sale of a resort in London, England (recovered)	—	—	(649)
Other	167	69	—
Total impairments and other write-offs	$1,572	$3,330	$1,125
For the year ended December 31, 2011, $0.7 million of the impairment charge was related to the sale of one of our European resorts. In addition, the Company recorded $0.4 million of the impairment charge related to information technology projects that are no longer viable, $0.2 million related to unrecoverable deposits on open market purchases of Vacation Interest Points, and $0.2 million in impairments of various other assets.
For the year ended December 31, 2010, $2.3 million of the impairment charges is attributable to the write down of two European resorts held for sale to their net realizable value based on accepted offers. The impairment relates to a downturn in the real estate market. Additionally, $0.9 million of the 2010 impairment charge is attributable to a receivable associated with an inventory recovery agreement that terminated in conjunction with the termination of the respective management contract.
For the year ended December 31, 2009, $1.6 million of the impairment charges is related to abandoned construction projects that were no longer consistent with the Company’s development plans.