Form 10-Q
period 2012-03-31
Diamond Resorts Corp
filed 2012-05-15
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
There is no public trading market for the common stock of Diamond Resorts Corporation. As of May 15, 2012, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,191	$19,897
Cash in escrow and restricted cash	42,782	33,988
Mortgages and contracts receivable, net of allowance of $82,137 and $84,098, respectively	280,091	283,302
Due from related parties, net	27,539	28,265
Other receivables, net	22,996	35,053
Income tax receivable	1,310	629
Prepaid expenses and other assets, net	112,764	53,477
Unsold Vacation Interests, net	256,525	256,805
Property and equipment, net	48,278	48,177
Assets held for sale	5,661	5,517
Intangible assets, net	66,343	68,109
Total assets	$882,480	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$12,252	$12,353
Due to related parties, net	103,380	55,522
Accrued liabilities	64,284	70,326
Income taxes payable	4,712	3,491
Deferred revenues	89,645	70,774
Senior Secured Notes, net of unamortized original issue discount of $9,229 and $9,454, respectively	415,771	415,546
Securitization notes and Funding Facilities, net of unamortized original issue discount of $986 and $1,054, respectively	245,805	250,895
Notes payable	71,400	71,514
Total liabilities	1,007,249	950,421
Commitments and contingencies
Member capital (deficit):
Member capital (authorized 1,387.8 common units, no par value; issued 1,387.8 and 1,387.8 common units, respectively)	152,239	152,247
Accumulated deficit	(260,652)	(251,077)
Accumulated other comprehensive loss	(16,356)	(18,372)
Total member (deficit)	(124,769)	(117,202)
Total liabilities and member capital (deficit)	$882,480	$833,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Vacation Interest sales	$58,687	$41,933
Provision for uncollectible Vacation Interest sales revenue	(4,115)	(2,990)
Vacation Interest, net	54,572	38,943
Management and member services	27,280	23,295
Consolidated resort operations	8,534	6,946
Interest	13,656	9,829
Other	4,908	8,519
Total revenues	108,950	87,532
Costs and Expenses:
Vacation Interest cost of sales	8,231	67
Advertising, sales and marketing	34,819	28,436
Vacation Interest carrying cost, net	9,272	8,560
Management and member services	8,275	6,127
Consolidated resort operations	7,082	6,168
Loan portfolio	2,802	2,618
Other operating	706	133
General and administrative	20,761	19,053
Depreciation and amortization	3,805	3,170
Interest expense	21,931	18,372
Impairments and other write-offs	(11)	83
Gain on disposal of assets	(72)	(9)
Gain on bargain purchase from business combination	(51)	—
Total costs and expenses	117,550	92,778
Loss before provision for income taxes	(8,600)	(5,246)
Provision for income taxes	975	1,473
Net loss	(9,575)	(6,719)
Other comprehensive income:
Currency translation adjustments, net of tax of $0	1,991	2,246
Other	25	—
Total other comprehensive income, net of tax	2,016	2,246
Comprehensive loss	$(7,559)	$(4,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
For the three months ended March 31, 2012 and 2011
($ in thousands)

	Temporary Member Capital		Permanent Member Capital
	Preferred Redeemable Units		Common Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)
	Shares	Amount	Shares
Balance at December 31, 2010	1,000	84,502	1,090	7,335	$(201,338)	(17,746)	(211,749)
Issuance of common and preferred units	133.3	10,151	25.1	—			—
Repurchase of a portion of outstanding warrants				(97)	(10,054)		(10,151)
Costs related to issuance of preferred units				(48)			(48)
Priority returns and redemption premiums		4,339			(4,339)		(4,339)
Net loss for the three months ended March 31, 2011					(6,719)		(6,719)
Currency translation adjustments, net of tax of $0						2,246	2,246
Balance at March 31, 2011	1,133.3	$98,992	1,115.1	$7,190	$(222,450)	$(15,500)	$(230,760)

Balance at December 31, 2011	—	—	1,387.8	$152,247	$(251,077)	$(18,372)	$(117,202)
Costs related to issuance of common and preferred units				(8)	—		(8)
Net loss for the three months ended March 31, 2012					(9,575)		(9,575)
Currency translation adjustments, net of tax of $0						1,991	1,991
Other						25	25
Balance at March 31, 2012	—	$—	1,387.8	$152,239	$(260,652)	$(16,356)	$(124,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Operating activities:
Net loss	$(9,575)	$(6,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	4,115	2,990
Amortization of capitalized financing costs and original issue discounts	1,506	1,118
Amortization of capitalized loan origination costs and portfolio (premiums) discounts	(248)	557
Depreciation and amortization	3,805	3,170
Impairments and other write-offs	(11)	83
Gain on disposal of assets	(72)	(9)
Gain on bargain purchase from business combination	(51)	—
Gain on foreign currency exchange	(29)	(8)
Gain on mortgage repurchase	(11)	(29)
Unrealized gain on derivative instruments	—	(79)
Gain on insurance settlement	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(634)	5,538
Due from related parties, net	4,589	13,985
Other receivables, net	12,226	14,458
Prepaid expenses and other assets, net	(60,054)	(48,410)
Unsold Vacation Interests, net	1,454	(5,262)
Accounts payable	(220)	3,020
Due to related parties, net	50,472	30,282
Accrued liabilities	(5,533)	(6,487)
Income taxes payable (receivable)	435	1,002
Deferred revenues	18,537	9,442
Net cash provided by operating activities	20,701	15,107
Investing activities:
Property and equipment capital expenditures	(1,885)	(2,485)
Disbursement of Tempus Note Receivable	—	(863)
Proceeds from sale of assets	219	1,450
Net cash used in investing activities	$(1,666)	$(1,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the three months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Financing activities:
Changes in cash in escrow and restricted cash	$(8,765)	$(6,113)
Proceeds from issuance of securitization notes and Funding Facilities	30,607	7,309
Proceeds from issuance of notes payable	65	800
Payments on securitization notes and Funding Facilities	(35,765)	(21,822)
Payments on notes payable	(7,088)	(1,918)
Payments of debt issuance costs	(24)	(299)
Proceeds from issuance of common and preferred units	—	10,151
Repurchase of a portion of outstanding warrants	—	(10,151)
Payments of costs related to issuance of common and preferred units	(8)	(48)
Net cash used in financing activities	(20,978)	(22,091)
Net decrease in cash and cash equivalents	(1,943)	(8,882)
Effect of changes in exchange rates on cash and cash equivalents	237	340
Cash and cash equivalents, beginning of period	19,897	27,329
Cash and cash equivalents, end of period	$18,191	$18,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32,054	$30,347
Cash paid for taxes, net of tax refunds	$549	$488
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$—	$4,339
Insurance premiums financed through issuance of notes payable	$6,043	$4,469
Assets held for sale reclassified to unsold Vacation Interests	$—	$3,086

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	—Background, Business and Basis of Presentation
Business and Background
Diamond Resorts Corporation ("DRC") is the issuer of the 12% senior secured notes due 2018 ("Senior Secured Notes") and is the Registrant. All financial information in this report is of Diamond Resorts Parent, LLC ("DRP"), the parent of DRC and the parent guarantor under the Senior Secured Notes. DRP is a Nevada limited liability company created on March 28, 2007. DRP, together with its wholly-owned subsidiaries, is hereafter referred to as “Diamond Resorts” or the “Company.” On April 26, 2007, a third-party investor contributed $62.4 million cash and Cloobeck Diamond Parent, LLC ("CDP"), the Company’s majority equity holder, contributed $7.1 million of net assets in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability is limited to their respective capital contributions. The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation (“Sunterra” or the “Predecessor Company”) and cancellation of Sunterra’s outstanding common stock for $16.00 per share (“the Merger”).
In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 19—Common and Preferred Units for further details.
The Company operates in the vacation ownership industry, with an ownership base of more than 418,000 owner-families and a network of 219 destinations located in 29 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. The Company’s resort network includes 71 Diamond Resorts International-branded and managed properties and 144 affiliated resorts and four cruise itineraries, which are a part of the Company's network and available for its members to use as vacation destinations, although the Company does not manage them. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of three interrelated businesses: (i) hospitality and management services; (ii) marketing and sales of Vacation Ownership Interests (“VOIs" or “Vacation Interests”); and (iii) consumer financing for purchasers of the Company’s Vacation Interests.

•
Hospitality and Management Services. The Company manages 71 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe. The Company also manages five multi-resort trusts or similar arrangements (the “Collections”). Each Collection holds real estate in the Company’s resort properties underlying the Vacation Interests that the Company sells. As manager of the Company’s branded resorts and Collections, it provides billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for branded resorts, the Company also provides an online reservation system and customer service contact center, operates the front desks and amenities such as golf courses, food and beverage venues and retail shops, and furnishes housekeeping, maintenance and human resources services. Management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing the Company with a recurring and stable revenue stream. In addition, the Company earns recurring fees by operating THE Club, the points-based exchange and member services program that enables members to vacation at any of the 219 destinations in the Company’s network. These items are included in management and member services revenue and expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In addition, the Company serves as the homeowners’ association (“HOA”) for its two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts.
At certain resorts, the Company also owns and operates golf courses, food and beverage venues, a spa, a campground and a marina and earns incidental revenue and incurs operating expense.

•
Marketing and Sales of Vacation Interests. The Company markets and sells Vacation Interests in its resort network. Sales prospects are generated by utilizing a variety of marketing programs. Currently, the Company sells Vacation Interests only in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in its network. The Company's Vacation Interests generally have either use rights into perpetuity or that expire in 2054 as is the case in the European collection. The Company also sells shorter term

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

vacation intervals (exercisable annually over a term of 36 months), sells a sampler program that allows purchasers to utilize points during a trial period and offers exchange programs into its resort network to consumers owning intervals at resorts managed by the Company. In the past, the Company also sold Vacation Interests in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time.

•
Consumer Financing of Vacation Interests. The Company provides loans to eligible customers who purchase Vacation Interests in the U.S. and choose to finance their purchase. These loans are collateralized by the underlying Vacation Interests and bear interest at a fixed rate. The Company’s consumer finance servicing operations include underwriting, collection and servicing of its consumer loan portfolio.

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
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
DPM Acquisition, LLC and subsidiaries
DRI Quorum 2010 LLC ("DRI Quorum")
FLRX, Inc. and subsidiaries
George Acquisition Subsidiary, Inc.
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Sunterra Owner Trust 2004-1
Tempus Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
On July 1, 2011, the Company completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. See Note 20—Business Combinations for further details on this acquisition.
The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries, have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
Reclassifications

The Company recorded a $1.0 million reclassification between due from related parties, net and due to related parties, net in the accompanying condensed consolidated balance sheet as of December 31, 2011 as compared to the amounts reported in the Company's Annual Report on Form 10-K in order to conform to the changes made to the related party netting process in

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

accordance with ASC 210-20, “Balance Sheet - Offsetting.”
Liquidity
Cash provided by operations was $20.7 million for the three months ended March 31, 2012, compared to $15.1 million for the three months ended March 31, 2011. Cash and cash equivalents were $18.2 million and $19.9 million as of March 31, 2012 and December 31, 2011, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt maturities and the Company’s other cash requirements for the next twelve months. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans require a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer’s minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in the Company's ability to meet its short- and long-term cash needs. The Company has historically relied upon its ability to sell receivables in the securitization market in order to generate liquidity and create capacity on its conduit facilities and Quorum Facility (together referred to as "Funding Facilities"). See Note 15—Borrowings for more information relating to the Funding Facilities.

Note 2	— Summary of Significant Accounting Policies
          Principles of Consolidation—The accompanying condensed consolidated financial statements include all subsidiaries of the Company. With the exception of the hotel properties in Europe that the Company owns and provides to a trust in Europe under a rental agreement, the Company does not have any interests in any variable interest entities for which the Company is considered the primary beneficiary under Accounting Standards Codification (“ASC”) 810, “Consolidation.” All significant intercompany transactions and balances have been eliminated from the accompanying condensed consolidated financial statements.
          Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the Tempus Resorts Acquisition. These estimates included projections of future cash flows derived from sales of Vacation Interests, mortgages and contracts receivable, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. For SEC reporting companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 as of the Company's interim period ended March 31, 2012. The adoption of this update did not have a material impact on the Company's financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The amendments do not require any transition disclosures. The Company adopted ASU 2011-05 as of the Company's interim period ended March 31, 2012. As a result of the adoption of this guidance, the Company no longer presents comprehensive income (loss) as a component of the statement of members capital (deficit) and now presents comprehensive income (loss) in a single continuous statement.
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
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of set-off associated with an entity's recognized assets and recognized liabilities within the scope of this update. This update requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments and is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. The Company will adopt ASU 2011-11 as of the Company's interim period ending March 31, 2013. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The Company adopted ASU 2011-12 as of its interim period ended March 31, 2012 and the adoption of this update did not have a material impact on the Company's financial statements.

Note 3	— Concentrations of Risk
          Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of Vacation Interests at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of Vacation Interests. If a buyer of Vacation Interests defaults, the Company generally must attempt to resell such Vacation Interests by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered, and such costs must be incurred again to resell the Vacation Interests. Although in many cases the Company may have recourse against a buyer of Vacation Interests for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows, and financial condition.
           Geographic Concentration—Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the United States. As of March 31, 2012, our loans to California, Arizona, New York and Florida residents constituted 19.7%, 9.6%, 6.1% and 5.9%, respectively, of our consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona, New York or Florida, could adversely affect our consumer loan portfolio, our business and our results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well- being of the borrowers.
           Interest Rate Risk— Since the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
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
In July 2010, the Company entered into an interest rate cap (“2010 Cap”) to manage its exposure to interest rate increases. The 2010 Cap terminates on July 20, 2013 and bears a strike rate of 5.5% and a one-month LIBOR based on a notional amount of $30.0 million. As of March 31, 2012, the fair value of this derivative asset was calculated to be $0 based on the discounted cash flow model.
At March 31, 2012, the Company had $28.2 million outstanding under its 2008 Conduit Facility completed in November 2008 and subsequently amended on various dates ("2008 Conduit Facility"). This outstanding balance was covered by the 2010 Cap. See Note 15—Borrowings and Note 18—Fair Value Measurements for further details.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Collected on behalf of HOAs and other	$15,046	$8,837
Securitization and Funding Facilities collection and reserve cash	14,906	15,002
Rental trust	6,531	4,779
Escrow	5,121	3,855
Bonds and deposits	1,178	1,515
Total cash in escrow and restricted cash	$42,782	$33,988

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of Vacation Interests at U.S. sales centers that are collateralized by their Vacation Interests. Eligibility for this financing is determined based on the customers’ Fair Isaac Corporation (“FICO”) credit scores. At March 31, 2012, the mortgages and contracts receivable bore interest at fixed rates between 6.0% and 18.0%. The term of the mortgages and contracts receivable are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.9% at March 31, 2012 and December 31, 2011. Mortgages and contracts receivable in excess of 90 days past due at March 31, 2012 and December 31, 2011 were 3.7% and 3.9%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.
The Company recorded a $3.3 million discount at April 27, 2007 on the acquired mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At March 31, 2012 and December 31, 2011, the net unamortized discount was $0.5 million and $0.5 million, respectively. During the three months ended March 31, 2012 and 2011, amortization of $0.04 million and $0.1 million, respectively, was recorded as an increase to interest revenue.
The Company recorded a $7.5 million premium at July 1, 2011 on the purchased Mystic Dunes mortgage pool, which was reduced to $0.8 million based on the most recent preliminary appraisal and is being amortized over the life of the related acquired mortgage pool. At March 31, 2012, the net unamortized premium was $0.6 million. During the three months ended March 31, 2012, amortization of $0.1 million was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net, consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Mortgages and contracts receivable, acquired — the Merger	$44,912	$44,638
Mortgages and contracts receivable, contributed	2,624	3,226
Mortgages and contracts receivable, originated	225,493	223,522
Mortgages and contracts receivable, purchased (unrestricted subsidiaries)	83,031	92,261
Mortgages and contracts receivable, originated (unrestricted subsidiaries)	1,108	1,039
Mortgages and contracts receivable, gross	357,168	364,686
Allowance for loan and contract losses	(50,448)	(50,519)
Allowance for loan and contract losses (unrestricted subsidiaries)	(31,689)	(33,579)
Deferred profit on Vacation Interest transactions	(5,303)	(5,756)
Deferred loan and contract origination costs, net of accumulated amortization	2,931	2,826
Inventory value of defaulted mortgages that were previously contributed and acquired	7,287	6,454
Premium on mortgages and contracts receivable, net of accumulated amortization	599	(321)
Discount on mortgages and contracts receivable, net of accumulated amortization	(454)	(489)
Mortgages and contracts receivable, net	$280,091	$283,302
At March 31, 2012 and December 31, 2011, $321.4 million and $333.0 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in “Securitization notes and Funding Facilities” caption in the accompanying condensed consolidated balance sheets. See Note 15—Borrowings for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978, “Real Estate-Time-Sharing Activities.” See Note 2—Summary of Significant Accounting Policies set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interest, net.
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance, beginning of period	$84,098	$55,151
Provision for uncollectible Vacation Interest sales revenue	4,094	2,866
Provision for uncollectible Vacation Interest sales revenue (unrestricted subsidiaries)	21	73
Mortgages and contracts receivable charged off	(5,336)	(6,716)
Mortgages and contracts receivable charged off (unrestricted subsidiaries)	(4,734)	(817)
Recoveries	3,980	761
Increase in allowance based on final ILX appraisal (unrestricted subsidiaries)	—	1,660
Effect of translation rate	14	14
Balance, end of period	$82,137	$52,992

The provision for uncollectible Vacation Interest sales revenue in the allowance schedule above does not include ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments offset the provision for uncollectible Vacation Interest sales revenue by $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.
A summary of credit quality as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012			December 31, 2011
FICO Scores	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total
>799	$23,479	$1,254	$24,733	$23,077	$1,138	$24,215
700 – 799	140,961	17,648	158,609	140,172	18,184	158,356
600 – 699	88,630	33,252	121,882	88,526	35,680	124,206
<600	12,964	17,115	30,079	13,663	18,792	32,455
No FICO Scores	6,994	14,871	21,865	6,987	18,467	25,454
	$273,028	$84,140	$357,168	$272,425	$92,261	$364,686
FICO credit scores were updated as of March 31, 2012 for all mortgages and contracts.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the Vacation Interests that the Company sells. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs and Collections, and the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net transactions include (1) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures Vacation Interests, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (2) the maintenance fee and assessment fee liability owed to HOAs for Intervals or to the Collections for points owned by the Company; (3) cleaning fees owed to HOAs for room stays incurred by the Company’s customers; and (4) subsidy liabilities according to a developer guarantee at a resort. In addition, the Company carries subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements which have been terminated.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Due from related parties, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Amounts due from HOAs	$20,935	$27,521
Amounts due from trusts	6,155	315
Amounts due from other	449	429
Total due from related parties, net	$27,539	$28,265
Due to related parties, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Amounts due to HOAs	$63,570	$37,550
Amounts due to trusts	39,405	17,679
Amounts due to other	405	293
Total due to related parties, net	$103,380	$55,522

Note 7	— Other Receivables, Net
Other receivables, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
THE Club dues receivable	$17,616	$32,670
Owner maintenance fee receivable related to the two St. Maarten resorts	6,336	3,807
Rental receivables and other resort management-related receivables	5,543	4,679
Mortgage/Contract interest receivable	4,295	4,730
Mini-vacation and sampler programs receivable	2,791	2,261
THE Club conversion receivable	459	589
Insurance claims receivable	180	171
Other receivables	2,252	2,365
Total other receivables, gross	39,472	51,272
Allowance for doubtful accounts	(16,476)	(16,219)
Total other receivables, net	$22,996	$35,053

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net includes:
Prepaid and unamortized maintenance fees—prepaid annual maintenance fees billed by the HOAs on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Deferred commissions—commissions paid to sales agents related to deferred mini-vacations and sampler program revenue, which are charged to expense as the associated revenue is recognized. Sampler programs allow purchasers to utilize vacation points during a trial period.
Vacation Interest purchases in transit—open market purchases of vacation points from prior owners for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interest, net, upon successful transfer of title.
Prepaid member benefits and affinity programs—usage rights of THE Club members exchanged for a variety of products and travel services, including airfare, cruises and excursions, amortized ratably over the year.
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Prepaid expenses and other assets, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Prepaid and unamortized maintenance fees	$52,947	$4,641
Debt issuance costs, net	23,418	24,607
Deposits and advances	8,635	8,892
Unamortized exchange fees	6,272	28
Prepaid insurance	4,615	2,179
Deferred commissions	4,509	3,756
Other inventory/consumables	2,547	2,580
Vacation Interest purchases in transit	2,392	2,238
Prepaid member benefits and affinity programs	1,760	552
Prepaid sales and marketing costs	745	340
Prepaid rent	538	269
Assets to be disposed (not actively marketed)	521	505
Other	3,865	2,890
Total prepaid expenses and other assets, net	$112,764	$53,477

With the exception of Vacation Interest purchases in transit, prepaid expenses are expensed as the underlying assets are used or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.2 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. See Note 15—Borrowings for more detail.
Debt issuance costs, net of amortization recorded as of March 31, 2012 were comprised of $14.3 million related to the Senior Secured Notes, $4.5 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $1.8 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.4 million related to the Tempus Guggenheim Loan, $1.0 million related to the 2008 Conduit Facility, $0.4 million related to the ILXA Receivables Loan and the ILXA Inventory Loan, and $0.1 million related to the Tempus Inventory Loan. See Note 15—Borrowings for definition of and more detail on the Company's borrowings.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Completed unsold Vacation Interests, net	$219,897	$221,062
Undeveloped land	32,083	31,553
Vacation Interest construction in progress	4,545	4,190
Unsold Vacation Interests, net	$256,525	$256,805
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

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
For the three months ended March 31, 2012 and 2011, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $1.2 million and $9.0 million, respectively. The $9.0 million increase in unsold Vacation Interest, net for the three months ended March 31, 2011 was primarily the result of an increase in the estimated sales price per point and declining average costs for inventory recoveries. The $1.2 million increase in unsold Vacation Interests, net for the three months ended March 31, 2012 was mainly attributable to a decline in average costs for inventory recoveries.
In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $23.1 million of unsold Vacation Interests based on a preliminary appraisal. See Note 20— Business Combinations for further details.

Note 10	— Property and Equipment, Net
Property and equipment, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land and improvements	$16,823	$16,819
Buildings and leasehold improvements	29,225	29,032
Furniture and office equipment	13,405	12,832
Computer software	12,258	11,428
Computer equipment	8,326	7,954
Construction in progress	319	345
Property and equipment, gross	80,356	78,410
Less accumulated depreciation	(32,078)	(30,233)
Property and equipment, net	$48,278	$48,177
Depreciation expense related to property and equipment was $1.9 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.
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

Note 11	— Intangible Assets, Net

Intangible assets, net consisted of the following as of March 31, 2012 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$75,262	$(15,548)	$59,714
Member relationships	29,384	(23,570)	5,814
Distributor relationships and other	1,248	(433)	815
	$105,894	$(39,551)	$66,343

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Intangible assets, net consisted of the following as of December 31, 2011 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$75,043	$(14,072)	$60,971
Member relationships	29,325	(23,032)	6,293
Distributor relationships and other	1,230	(385)	845
	$105,598	$(37,489)	$68,109
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $1.4 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets, notwithstanding future acquisitions, is expected to be $7.5 million, $7.2 million, $6.3 million, $5.1 million and $4.4 million for the twelve month periods ending March 31, 2013 through 2017, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units were sold by March 31, 2012. The $5.7 million balance in assets held for sale as of March 31, 2012 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. As of March 31, 2012, the Company is a party to sales contracts entered into during the first quarter of 2011 for approximately $3.5 million of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

Note 13 — Accrued Liabilities
The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:
Accrued exchange company fees—estimated liability owed to an exchange company.
Accrued marketing expenses—expenses for travel vouchers and certificates used as sales incentives to buyers as well as attraction tickets as tour incentives. Such vouchers and certificates will be paid for in the future based on actual redemption.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture, or facilities leases classified as operating leases.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Accrued liabilities consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and related	$16,802	$18,947
Accrued interest	8,126	20,618
Accrued exchange company fees	8,078	1,044
Accrued commissions	7,680	5,951
Accrued other taxes	6,847	6,903
Accrued marketing expenses	4,377	4,706
Accrued insurance	2,282	1,478
Accrued professional fees	879	2,046
Accrued operating lease liabilities	2,087	2,092
Accrued call center costs	1,503	1,173
Accrued contingent litigation liabilities	1,278	1,184
Other	4,345	4,184
Total accrued liabilities	$64,284	$70,326

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year in the Company’s capacity as the HOA for the two resorts in St. Maarten. In addition, the HOA will periodically bill the owners for capital project assessments to repair and replace the amenities or to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense.
THE Club deferred revenue—THE Club annual membership fees paid or billed to members and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member’s reservation, which is generally six months on average.
Deferred mini-vacations and sampler programs revenue—sold but unused trial Vacation Interests. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product, which is three years in duration and, as such, is treated as Vacation Interest sales revenue.
Deferred management fees and allocations revenue—-From time to time, HOAs prepay management fees for the Company's role as the management company and the allocation of a portion of the Company's Vacation Interest Carrying Costs, management and member services, consolidated resort operations, loan portfolio, and general and administrative expenses. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period that they are earned.
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
Deferred amenity fee revenue—amenity fees are charged to VOI owners at a certain resort to cover costs associated with the pool, tennis courts and golf course. These fees are billed annually and amortized ratably over the year.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Deferred revenues consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Deferred maintenance fee revenue	$29,302	$11,508
THE Club deferred revenue	28,984	38,124
Deferred mini-vacation and sampler program	19,774	16,954
Deferred management fees and allocation revenue	5,200	—
Deferred revenue from an exchange company	2,694	2,787
Deferred amenity fee revenue	1,818	—
Accrued guest deposits	1,018	659
Other	855	742
Total deferred revenues	$89,645	$70,774

Note 15— Borrowings
Senior Secured Notes. On August 13, 2010, the Company completed the issuance of $425.0 million of principal amount of outstanding Senior Secured Notes. The outstanding Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The proceeds from the outstanding Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under our existing first and second lien facilities.
 First and Second Lien Facilities. On April 26, 2007, the Company entered into our first lien facility and second lien facility. Our first lien facility included a $250.0 million term loan and a $25.0 million revolving line of credit, with maturity dates of April 26, 2012 and April 26, 2011, respectively, and was secured by our capital and assets. The $140.0 million second lien facility, which was secured by the same assets as our first lien facility but on a second lien basis, had a maturity date of April 26, 2013.
On August 13, 2010, the Company used the net proceeds from our sale of the outstanding Senior Secured Notes and other general-purpose funds to repay the $395.7 million of then-outstanding indebtedness under our revolving line of credit and first and second lien facilities.
Conduit Facilities, 2009 Securitization and 2011 Securitization. On November 3, 2008, the Company entered into agreements for its 2008 Conduit Facility, pursuant to which it issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC, Variable Funding Notes, in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans.
On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as Diamond Resorts Owners Trust Series 2009-1 Class A (the “DROT 2009 Class A Notes”), and Series 2009-1 Class B, (the “DROT 2009 Class B Notes” and together with the DROT 2009 Class A Notes, the “DROT 2009 Notes”). The Class A notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The Class B notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026.
On April 27, 2011, the Company completed a securitization transaction and issued the Diamond Resorts Owners Trust Series 2011-1 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%.
 Quorum Facility. The Company's subsidiary DRI Quorum, entered into a Loan Sale and Security Agreement (the “LSSA”), dated as of April 30, 2010 with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture ("Quorum Facility") where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. At March 31, 2012, the weighted average purchase price payment was 89.3% of the obligor loan amount and the weighted average program purchase fee was 6.7%. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum of the Quorum Facility to $60.0 million and to extend the term of the agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party.
           Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Guggenheim Loan”). The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC is also required to make an exit fee payment for up to 10% of the initial Tempus Guggenheim Loan balance as of July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan.
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
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the three months ended March 31, 2012, Mystic Dunes, LLC made additional principal payments of $0.1 million pursuant to this requirement. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
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
Each of Tempus Acquisition, LLC, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose unrestricted subsidiaries.
           ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company entered into agreements to acquire certain assets from ILX Resorts Incorporated and its affiliates through its wholly-owned subsidiary, ILXA (the "ILX Acquisition"). The purchase price was a cash payment of approximately $6.9 million and the assumption of approximately $23.8 million in liabilities. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. Each of ILXA and its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

           Notes Payable. the Company finances premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in August 2012 and January 2013 and carry interest rates of 3.5% and 3.1% per annum, respectively.
The following table presents selected information on the Company’s borrowings as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Borrowings under Restricted Subsidiaries
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	—	$425,000
Original issue discount related to Senior Secured Notes	(9,229)					(9,454)
Diamond Resorts Owners Trust Series 2009-1 (1)	75,909	9.5%	3/20/2026	115,670	—	84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(611)					(659)
Diamond Resorts Owners Trust Series 2011-1 (1)	47,970	4.0%	3/20/2023	49,124	—	51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(376)					(395)
Quorum Facility (1) (2)	38,544	6.7%	4/30/2012	40,391	1,456	31,733
2008 Conduit Facility (1)	26,616	4.5%	4/12/2013	33,365	44,287	21,111
Notes payable-insurance policies	5,375	3.2%	Various	—	—	1,814
Notes payable-other	45	3.6%	Various	—	—	56
Total borrowings under Restricted Subsidiaries	609,243			238,550	45,743	605,582

Borrowings under Unrestricted Subsidiaries:
Tempus Receivables Loan (1)	57,717	10.0%	7/1/2015	75,393	—	63,035
Payments in transit	(1,841)					(1,886)
10% participation interest (Tempus Acquisition, LLC)	(6,537)					(6,799)
Tempus Guggenheim Loan (1)	42,099	20.5%	6/30/2015	—	—	42,658
ILXA Inventory Loan (1)	18,146	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)	6,876	10.0%	8/31/2015	5,537	—	7,420
Tempus Inventory Loan (1)	3,664	7.5%	6/30/2016	—	—	3,599
Note Payable-RFA fees (1)	1,984	10.0%	7/20/2014	—	—	2,170
2008 Conduit Facility (1)	1,538	4.5%	4/12/2013	1,928	2,559	959
Notes payable-other	87	6.8%	Various	—	—	130
Total borrowings under Unrestricted Subsidiaries	123,733			82,858	2,559	132,373
Total borrowings	$732,976			$321,408	48,302	$737,955

(1)	Non-recourse indebtedness.

(2)
At March 31, 2012 and December 31, 2011, the funding termination date of the Quorum Facility agreement was April 30, 2012 and no new VOI loans could have been added to this facility after that date. The outstanding balance of this facility will be paid off by customer payments as this is a non-recourse facility. On April 27, 2012, the Quorum Facility agreement was amended, whereby the funding termination date was extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party. See Note 25—Subsequent Event for further information regarding the amendment to the Quorum Facility.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and 2008 Conduit Facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of March 31, 2012.

Note 16 — Income Taxes

The income tax benefit for the three months ended March 31, 2012 and 2011 was determined based on pre-tax book income (loss) (adjusted for book-tax differences) for those periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, foreign currency and rate change adjustments, and is currently subject to the alternative minimum tax, the Company's estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

Note 17 — Commitments and Contingencies
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
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $0.3 million as of March 31, 2012.
Litigation and Other
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to the Company’s Vacation Interest sales and consumer loan business.
One of the Company's subsidiaries, FLRX, Inc., is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. The Company believes that it will be two to four months before the State Supreme Court will decide whether to undertake the review. Any liability in this matter would not be covered by insurance. Neither DRC nor any of its other subsidiaries are party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. Depending upon developments in the lawsuit, it is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

In April 2012, the plaintiffs in the FLRX case described above filed a lawsuit in the Washington state court against DRP and DRC. The complaint seeks to hold DRP and DRC liable for the judgment entered against FLRX, alleging that these entities manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX to these entities. The Company intends to vigorously defend against these claims.
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At March 31, 2012, the Company had an estimated litigation accrual of $1.3 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases will be expensed as incurred.
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
In October 2011, the HOA of one of the Company's managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million is owed by the Company. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against the Company and certain affiliates, officers, and employees of the Company and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. The Company believes that these claims are without merit and intends to vigorously defend against these claims and pursue its indemnification rights under the management agreement with the HOA. In addition, the Company has been advised that the employee defendants intend to seek indemnification from the HOA under its bylaws.
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

Note 18 — Fair Value Measurements
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
At March 31, 2012 and December 31, 2011, the Company's sole remaining derivative instrument was the 2010 Cap, which had a fair value of $0. The 2010 Cap was valued internally due to the immateriality of the balances based on cash flow models that discount the future cash flows based on a discount rate that factors in a credit risk premium and the volatility of forward rates. The 2012 Cap was classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

At March 31, 2012, mortgages and contracts receivable had a balance of $280.1 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent extension of the Company’s 2008 Conduit Facility on October 14, 2011. These financial assets are classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes are classified as Level 2 as they are not actively traded on the open market. At March 31, 2012, the fair value of the Senior Secured Notes was $454.8 million based on a quoted price of 107 on a restricted bond market.
At March 31, 2012, all of the Company’s securitization notes and 2008 Conduit Facility are classified as Level 2 since they are either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities, which the Company believes approximates similar instruments in active markets.
At March 31, 2012, the DROT 2011 Notes (net of unamortized original issue discount) had an aggregate balance of $47.6 million. The Company, with the assistance of an investment banking firm, determined the fair value of the DROT 2011 Notes was $48.2 million on the same date.
At March 31, 2012, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $75.3 million. The Company with the assistance of an investment banking firm, determined the fair value of the DROT 2009 Notes was $80.1 million on the same date.
At March 31, 2012, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan had an aggregate balance of $167.0 million in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was issued in April 2010, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, and the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011.
At March 31, 2012, the fair value and the carrying value of the borrowings under Notes Payable—RFA fees were both $2.0 million as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Inventory Loan, the Tempus Guggenheim Loan and RFA fees, was $5.5 million as of March 31, 2012. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
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
At December 31, 2011, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan had an aggregate balance of $169.5 million in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was issued in April 2010, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, and the Tempus Guggenheim Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011.
At December 31, 2011, the fair value and the carrying value of the borrowings under Notes Payable—RFA fees were both $2.2 million as the carrying value represents the net present value of all future payments using an imputed interest rate of 10% .
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Inventory Loan, and the Tempus Guggenheim Loan and RFA fees, was $2.0 million as of December 31, 2011. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
In accordance with ASC 820-10, the Company also applied the provisions of fair value measurement to various non-recurring measurements for the Company’s financial and non-financial assets and liabilities and recorded the impairment charges. The Company’s non-financial assets consist of property and equipment, which are recorded at cost, net of depreciation unless impaired, and assets held for sale, which are recorded at the lower of cost or their estimated fair value less costs to sell.

Note 19 — Common and Preferred Units
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
On February 18, 2011, DRP entered into various agreements with four new equity investors to issue an aggregate of 25.1 common units and 133.33 preferred units in exchange for $10.1 million. This transaction brought the total number of issued and outstanding common units to 1,115.1 and issued and outstanding preferred units to 1,133.3. The terms of the new equity investor agreements were consistent with the terms included in the Guggenheim agreements discussed above.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Also on February 18, 2011, DRP entered into a warrant purchase agreement to repurchase certain warrants issued by DRC from various holders of the warrants. These warrants were originally issued to holders of DRC's Second Lien Facility but became detached and transferable to other parties when the Second Lien Facility was extinguished in August 2010. DRP purchased warrants that were exercisable into approximately 5.2% of the shares of common stock of DRC, in exchange for approximately $10.1 million in cash.
In July 2011, DRP consummated a recapitalization transaction pursuant to which it sold 280.89 common units to certain institutional accredited investors in exchange for $136.5 million. DRP paid approximately $4.5 million in fees in conjunction with the recapitalization transactions. DRP used $108.7 million of the proceeds and issued 26.56 common units to redeem all of the issued and outstanding preferred units (including accrued and unpaid priority returns). In addition, DRP paid $16.4 million to CDP, a related party of the Company, to redeem 34.74 common units previously held by CDP. Immediately after the transaction above, CDP owns approximately 54.3% of the issued and outstanding common units with the remainder owned by various institutional investors.
On July 21, 2011 and July 29, 2011, DRP entered into various warrant purchase agreements to repurchase certain warrants issued by DRC from various warrant holders. These warrants were also originally issued to holders of DRP's Second Lien Facility but became detached and transferable to other parties when the Second Lien Facility was extinguished in August 2010. DRP purchased warrants that were exercisable into approximately 3.3% of the shares of common stock of DRC for approximately $6.4 million in cash.

Note 20 — Business Combinations
On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. During the three months ended March 31, 2012, the Company recorded a $0.1 million adjustment to the gain on bargain purchase from business combination due to information received subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Note 21 — Segment Reporting
The Company presents its results of operations in two segments: (1) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of THE Club and the provision of other services; and (2) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of vacation interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive loss fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because historically management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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
Information about the Company’s operations in different business segments is as follows:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended March 31, 2012
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$58,687	$—	$58,687
Provision for uncollectible Vacation Interest sales revenue	—	(4,115)	—	(4,115)
Vacation Interest, net	—	54,572	—	54,572
Management and member services	27,280	—	—	27,280
Consolidated resort operations	8,534	—	—	8,534
Interest	—	13,327	329	13,656
Other	882	4,026	—	4,908
Total revenues	36,696	71,925	329	108,950
Costs and Expenses:
Vacation Interest cost of sales	—	8,231	—	8,231
Advertising, sales and marketing	—	34,819	—	34,819
Vacation Interest carrying cost, net	—	9,272	—	9,272
Management and member services	8,275	—	—	8,275
Consolidated resort operations	7,082	—	—	7,082
Loan portfolio	223	2,579	—	2,802
Other operating	—	706	—	706
General and administrative	—	—	20,761	20,761
Depreciation and amortization	—	—	3,805	3,805
Interest	—	4,920	17,011	21,931
Impairments and other write-offs	—	—	(11)	(11)
Gain on disposal of assets	—	—	(72)	(72)
Gain on bargain purchase from business combination	—	—	(51)	(51)
Total costs and expenses	15,580	60,527	41,443	117,550
Income (loss) before provision for income taxes	21,116	11,398	(41,114)	(8,600)
Provision for income taxes	—	—	975	975
Net income (loss)	$21,116	$11,398	$(42,089)	$(9,575)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended March 31, 2011
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$41,933	$—	$41,933
Provision for uncollectible Vacation Interest sales revenue	—	(2,990)	—	(2,990)
Vacation Interest, net	—	38,943	—	38,943
Management and member services	23,295	—	—	23,295
Consolidated resort operations	6,946	—	—	6,946
Interest	—	9,415	414	9,829
Other	6,348	2,171	—	8,519
Total revenues	36,589	50,529	414	87,532
Costs and Expenses:
Vacation Interest cost of sales	—	67	—	67
Advertising, sales and marketing	—	28,436	—	28,436
Vacation Interest carrying cost, net	—	8,560	—	8,560
Management and member services	6,127	—	—	6,127
Consolidated resort operations	6,168	—	—	6,168
Loan portfolio	179	2,439	—	2,618
Other operating	—	133	—	133
General and administrative	—	—	19,053	19,053
Depreciation and amortization	—	—	3,170	3,170
Interest	—	4,055	14,317	18,372
Impairments and other write-offs	—	—	83	83
Gain on disposal of assets	—	—	(9)	(9)
Total costs and expenses	12,474	43,690	36,614	92,778
Income (loss) before provision for income taxes	24,115	6,839	(36,200)	(5,246)
Provision for income taxes	—	—	1,473	1,473
Net income (loss)	$24,115	$6,839	$(37,673)	$(6,719)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 22 — Condensed Consolidating Financial Statements - Restricted and Unrestricted Subsidiaries
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Unrestricted Subsidiaries” for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. As of March 31, 2012 and December 31, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, Tempus Acquisition, LLC and its subsidiaries, and DPM Acquisition and its subsidiaries. As of March 31, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, and Tempus Acquisition, LLC and its subsidiaries. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flow of Unrestricted Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to current and potential investors in the Senior Secured Notes as well as others.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2012 (in thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$17,567	$624	$—	$18,191
Cash in escrow and restricted cash	42,136	646	—	42,782
Mortgages and contracts receivable, net of allowance of $50,447, $31,690, $0, and $82,137, respectively	229,937	50,158	(4)	280,091
Due from related parties, net	39,492	(7,403)	(4,550)	27,539
Other receivables, net	20,900	2,089	7	22,996
Income tax receivable	1,310	—	—	1,310
Prepaid expenses and other assets, net	92,917	21,932	(2,085)	112,764
Unsold Vacation Interests, net	225,824	35,961	(5,260)	256,525
Property and equipment, net	26,417	21,861	—	48,278
Assets held for sale	5,661	—	—	5,661
Intangible assets, net	33,343	33,000	—	66,343
Total assets	$735,504	$158,868	$(11,892)	$882,480
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$11,508	$744	$—	$12,252
Due to related parties, net	65,306	49,624	(11,550)	103,380
Accrued liabilities	61,993	3,540	(1,249)	64,284
Income taxes payable	4,712	—	—	4,712
Deferred revenues	88,409	2,069	(833)	89,645
Senior Secured Notes, net of original issue discount of $9,229, $0, $0, and $9,229, respectively	415,771	—	—	415,771
Securitization notes and Funding Facilities, net of original issue discount of $986, $0, $0, and $986, respectively	188,052	57,753	—	245,805
Notes payable	5,421	65,979	—	71,400
Total liabilities	841,172	179,709	(13,632)	1,007,249

Member capital (deficit)	152,239	9,675	(9,675)	152,239
Accumulated (deficit) capital	(241,552)	(30,041)	10,941	(260,652)
Accumulated other comprehensive (loss) income	(16,355)	(475)	474	(16,356)
Total member (deficit) capital	(105,668)	(20,841)	1,740	(124,769)
Total liabilities and member capital (deficit)	$735,504	$158,868	$(11,892)	$882,480

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$55,901	$2,786	$—	$58,687
Provision for uncollectible Vacation Interest sales revenue	(4,099)	(16)	—	(4,115)
Vacation Interest, net	51,802	2,770	—	54,572
Management and member services	27,469	1,983	(2,172)	27,280
Consolidated resort operations	6,832	1,702	—	8,534
Interest	9,408	4,248	—	13,656
Other	6,114	2,968	(4,174)	4,908
Total revenues	101,625	13,671	(6,346)	108,950
Costs and Expenses:
Vacation Interest cost of sales	8,104	127	—	8,231
Advertising, sales and marketing	33,586	1,413	(180)	34,819
Vacation Interest carrying cost, net	8,087	1,578	(393)	9,272
Management and member services	8,124	1,285	(1,134)	8,275
Consolidated resort operations	5,831	1,251	—	7,082
Loan portfolio	2,736	370	(304)	2,802
Other operating	1,412	724	(1,430)	706
General and administrative	16,734	4,027	—	20,761
Depreciation and amortization	2,228	1,577	—	3,805
Interest	16,665	5,266	—	21,931
Impairments and other write-offs	(11)	—	—	(11)
Gain on disposal of assets	(72)	—	—	(72)
Gain on bargain purchase from business combination	—	(51)	—	(51)
Total costs and expenses	103,424	17,567	(3,441)	117,550
Loss before provision for income taxes	(1,799)	(3,896)	(2,905)	(8,600)
Provision for income taxes	975	—	—	975
Net loss	$(2,774)	$(3,896)	$(2,905)	$(9,575)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Operating activities:
Net loss	$(2,774)	$(3,896)	$(2,905)	$(9,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	4,099	16	—	4,115
Amortization of capitalized financing costs and original issue discounts	1,350	156	—	1,506
Amortization of capitalized loan origination costs and portfolio discounts (premiums)	671	(919)	—	(248)
Depreciation and amortization	2,228	1,577	—	3,805
Impairments and other write-offs	(11)	—	—	(11)
Gain on disposal of assets	(72)	—	—	(72)
Gain on bargain purchase from business combination	—	(51)	—	(51)
Gain on foreign currency exchange	(29)	—	—	(29)
Gain on mortgage repurchase	(11)	—	—	(11)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(6,850)	6,218	(2)	(634)
Due from related parties, net	(1,885)	3,933	2,541	4,589
Other receivables, net	11,799	415	12	12,226
Prepaid expenses and other assets, net	(48,210)	(12,783)	939	(60,054)
Unsold Vacation Interests, net	725	(1,327)	2,056	1,454
Accounts payable	(274)	54	—	(220)
Due to related parties, net	38,803	13,371	(1,702)	50,472
Accrued liabilities	(6,677)	1,250	(106)	(5,533)
Income taxes payable (receivable)	435	—	—	435
Deferred revenues	17,332	2,038	(833)	18,537
Net cash provided by operating activities	10,649	10,052	—	20,701
Investing activities:
Property and equipment capital expenditures	(1,740)	(145)	—	(1,885)
Proceeds from sale of assets	219	—	—	219
Net cash used in investing activities	(1,521)	(145)	—	(1,666)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Three Months Ended March 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(8,737)	$(28)	$—	$(8,765)
Proceeds from issuance of securitization notes and Funding Facilities	22,898	7,709	—	30,607
Proceeds from issuance of notes payable	—	65	—	65
Payments on securitization notes and Funding Facilities	(23,079)	(12,686)	—	(35,765)
Payments on notes payable	(2,496)	(4,592)	—	(7,088)
Payments of debt issuance costs	(24)	—	—	(24)
Payments of costs related to issuance of common and preferred units	(8)	—	—	(8)
Net cash used in financing activities	(11,446)	(9,532)	—	(20,978)
Net (decrease) increase in cash and cash equivalents	(2,318)	375	—	(1,943)
Effect of changes in exchange rates on cash and cash equivalents	237	—	—	237
Cash and cash equivalents, beginning of period	19,648	249	—	19,897
Cash and cash equivalents, end of period	$17,567	$624	$—	$18,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$29,027	$3,027	$—	$32,054
Cash tax refunds, net of cash paid for taxes	$549	$—	$—	$549
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$6,043	$—	$—	$6,043

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$19,648	$249	$—	$19,897
Cash in escrow and restricted cash	33,370	618	—	33,988
Mortgages and contracts receivable, net of allowance of $50,518, $33,580, $0, and $84,098, respectively	227,835	55,473	(6)	283,302
Due from related parties, net	33,687	(3,413)	(2,009)	28,265
Other receivables, net	32,579	2,455	19	35,053
Income tax receivable	629	—	—	629
Prepaid expenses and other assets, net	45,402	9,221	(1,146)	53,477
Unsold Vacation Interests, net	225,375	34,634	(3,204)	256,805
Property and equipment, net	25,943	22,234	—	48,177
Assets held for sale	5,517	—	—	5,517
Intangible assets, net	34,050	34,059	—	68,109
Total assets	$684,035	$155,530	$(6,346)	$833,219

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$11,663	$690	$—	$12,353
Due to related parties, net	28,684	36,450	(9,612)	55,522
Accrued liabilities	68,316	3,153	(1,143)	70,326
Income taxes payable	3,491	—	—	3,491
Deferred revenues	70,743	31	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0, and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $1,054, $0, $0, and $1,054, respectively	188,165	62,730	—	250,895
Notes payable	1,871	69,643	—	71,514
Total liabilities	788,479	172,697	(10,755)	950,421

Member capital (deficit)	152,247	9,675	(9,675)	152,247
Accumulated (deficit) capital	(238,345)	(26,140)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(18,346)	(702)	676	(18,372)
Total member capital (deficit)	(104,444)	(17,167)	4,409	(117,202)
Total liabilities and member capital (deficit)	$684,035	$155,530	$(6,346)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$41,451	$481	$1	$41,933
Provision for uncollectible Vacation Interest sales revenue	(2,917)	(73)	—	(2,990)
Vacation Interest, net	38,534	408	1	38,943
Management and member services	23,349	763	(817)	23,295
Consolidated resort operations	6,784	162	—	6,946
Interest	9,376	453	—	9,829
Other	8,711	2	(194)	8,519
Total revenues	86,754	1,788	(1,010)	87,532
Costs and Expenses:
Vacation Interest cost of sales	36	31	—	67
Advertising, sales and marketing	28,087	379	(30)	28,436
Vacation Interest carrying cost, net	7,285	1,470	(195)	8,560
Management and member services	5,386	1,562	(821)	6,127
Consolidated resort operations	5,944	224	—	6,168
Loan portfolio	2,547	71	—	2,618
Other operating	132	1	—	133
General and administrative	16,055	2,964	34	19,053
Depreciation and amortization	2,666	504	—	3,170
Interest	17,209	1,163	—	18,372
Impairments and other write-offs	83	—	—	83
(Gain) loss on disposal of assets	(137)	128	—	(9)
Total costs and expenses	85,293	8,497	(1,012)	92,778
Income (loss) before provision (benefit) for income taxes	1,461	(6,709)	2	(5,246)
Provision (benefit) for income taxes	1,586	(113)	—	1,473
Net loss	$(125)	$(6,596)	$2	$(6,719)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Operating activities:
Net loss	$(125)	$(6,596)	$2	$(6,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	2,917	73	—	2,990
Amortization of capitalized financing costs and original issue discounts	1,080	38	—	1,118
Amortization of capitalized loan origination costs and portfolio discounts	557	—	—	557
Depreciation and amortization	2,666	504	—	3,170
Impairments and other write-offs	83	—	—	83
(Gain) loss on disposal of assets	(137)	128	—	(9)
Gain on foreign currency exchange	(8)	—	—	(8)
Gain on mortgage repurchase	(29)	—	—	(29)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	4,921	621	(4)	5,538
Due from related parties, net	13,255	700	30	13,985
Other receivables, net	13,488	970	—	14,458
Prepaid expenses and other assets, net	(43,329)	(5,081)	—	(48,410)
Unsold Vacation Interests, net	(5,294)	32	—	(5,262)
Accounts payable	3,146	(126)	—	3,020
Due to related parties, net	20,309	9,968	5	30,282
Accrued liabilities	(6,141)	(313)	(33)	(6,487)
Income taxes payable (receivable)	1,115	(113)	—	1,002
Deferred revenues	9,029	413	—	9,442
Net cash provided by operating activities	13,889	1,218	—	15,107
Investing activities:
Property and equipment capital expenditures	(2,456)	(29)	—	(2,485)
Disbursement of Tempus Note Receivable	—	(863)	—	(863)
Proceeds from sale of assets	1,449	1	—	1,450
Net cash used in investing activities	$(1,007)	$(891)	$—	$(1,898)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Three Months Ended March 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(6,031)	$(82)	$—	$(6,113)
Proceeds from issuance of securitization notes and Funding Facilities	7,309	—	—	7,309
Proceeds from issuance of notes payable	—	800	—	800
Payments on securitization notes and Funding Facilities	(20,904)	(918)	—	(21,822)
Payments on notes payable	(1,916)	(2)	—	(1,918)
Payments of debt issuance costs	(310)	11	—	(299)
Proceeds from issuance of common and preferred units	10,151	—	—	10,151
Repurchase of a portion of outstanding warrants	(10,151)	—	—	(10,151)
Payments on costs related to issuance of common and preferred units	(48)	—	—	(48)
Net cash used in financing activities	(21,900)	(191)	—	(22,091)
Net (decrease) increase in cash and cash equivalents	(9,018)	136	—	(8,882)
Effect of changes in exchange rates on cash and cash equivalents	340	—	—	340
Cash and cash equivalents, beginning of period	27,163	166	—	27,329
Cash and cash equivalents, end of period	$18,485	$302	$—	$18,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$29,672	$675	$—	$30,347
Cash tax refunds, net of cash paid for taxes	$488	$—	$—	$488
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$4,339	$—	$—	$4,339
Insurance premiums financed through issuance of notes payable	$4,469	$—	$—	$4,469
Assets held for sale reclassified to unsold Vacation Interests	$3,086	$—	$—	$3,086

Note 23 — Condensed Consolidating Financial Statements - Guarantor and Non-guarantor Subsidiaries
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Non-guarantor Subsidiaries” for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. Please see Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a list of the guarantor subsidiaries. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flows of Non-guarantor Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this quarterly report.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2012 (in thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$9,520	$8,671	$—	$18,191
Cash in escrow and restricted cash	25,883	16,899	—	42,782
Mortgages and contracts receivable, net of allowance of $27,994, $54,143, $0, and $82,137, respectively	2,527	277,569	(5)	280,091
Due from related parties, net	113,790	18,345	(104,596)	27,539
Other receivables, net	14,395	9,051	(450)	22,996
Income tax receivable	1,282	28	—	1,310
Prepaid expenses and other assets, net	79,227	48,744	(15,207)	112,764
Unsold Vacation Interests, net	195,332	66,453	(5,260)	256,525
Property and equipment, net	21,917	26,361	—	48,278
Assets held for sale	—	5,661	—	5,661
Intangible assets, net	29,196	37,147	—	66,343
Total assets	$493,069	$514,929	$(125,518)	$882,480
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$8,828	$3,424	$—	$12,252
Due to related parties, net	51,733	171,715	(120,068)	103,380
Accrued liabilities	47,740	18,251	(1,707)	64,284
Income taxes payable	714	3,998	—	4,712
Deferred revenues	75,267	15,211	(833)	89,645
Senior Secured Notes, net of original issue discount of $9,229, $0, $0, and $9,229, respectively	415,771	—	—	415,771
Securitization notes and Funding Facilities, net of original issue discount of $0, $986, $0 and $986, respectively	—	245,805	—	245,805
Notes payable	5,398	66,002	—	71,400
Total liabilities	605,451	524,406	(122,608)	1,007,249

Member capital	139,766	26,797	(14,324)	152,239
Accumulated deficit	(229,450)	(42,142)	10,940	(260,652)
Accumulated other comprehensive (loss) income	(22,698)	5,868	474	(16,356)
Total member deficit	(112,382)	(9,477)	(2,910)	(124,769)
Total liabilities and member capital (deficit)	$493,069	$514,929	$(125,518)	$882,480

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$51,569	$7,118	$—	$58,687
Provision for uncollectible Vacation Interest sales revenue	(4,068)	(47)	—	(4,115)
Vacation Interest, net	47,501	7,071	—	54,572
Management and member services	23,079	6,373	(2,172)	27,280
Consolidated resort operations	6,463	2,071	—	8,534
Interest	508	13,784	(636)	13,656
Other	6,841	3,752	(5,685)	4,908
Total revenues	84,392	33,051	(8,493)	108,950
Costs and Expenses:
Vacation Interest cost of sales	6,795	1,436	—	8,231
Advertising, sales and marketing	30,512	4,487	(180)	34,819
Vacation Interest carrying cost, net	5,352	4,313	(393)	9,272
Management and member services	6,671	2,738	(1,134)	8,275
Consolidated resort operations	5,516	1,566	—	7,082
Loan portfolio	2,546	2,069	(1,813)	2,802
Other operating	1,372	764	(1,430)	706
General and administrative	13,939	6,823	(1)	20,761
Depreciation and amortization	1,832	1,973	—	3,805
Interest	11,347	11,220	(636)	21,931
Impairments and other write-offs	11	(22)	—	(11)
Gain on disposal of assets	(1)	(71)	—	(72)
Gain on bargain purchase	—	(51)	—	(51)
Total costs and expenses	85,892	37,245	(5,587)	117,550
Loss before provision for income taxes	(1,500)	(4,194)	(2,906)	(8,600)
Provision for income taxes	530	445	—	975
Net loss	$(2,030)	$(4,639)	$(2,906)	$(9,575)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Operating activities:
Net loss	$(2,030)	$(4,639)	$(2,906)	$(9,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	4,068	47	—	4,115
Amortization of capitalized financing costs and original issue discounts	573	933	—	1,506
Amortization of capitalized loan origination costs and portfolio premiums	671	(919)	—	(248)
Depreciation and amortization	1,832	1,973	—	3,805
Impairments and other write-offs	11	(22)	—	(11)
Gain on disposal of assets	(1)	(71)	—	(72)
Gain on bargain purchase from business combination	—	(51)	—	(51)
Gain on foreign currency exchange	—	(29)	—	(29)
Gain on mortgage repurchase	(11)	—	—	(11)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(709)	75	—	(634)
Due from related parties, net	(12,490)	15,004	2,075	4,589
Other receivables, net	8,764	3,422	40	12,226
Prepaid expenses and other assets, net	(33,012)	(27,875)	833	(60,054)
Unsold Vacation Interests, net	2,016	(2,618)	2,056	1,454
Accounts payable	1,063	(1,283)	—	(220)
Due to related parties, net	30,377	21,689	(1,594)	50,472
Accrued liabilities	(5,503)	(359)	329	(5,533)
Income taxes payable (receivable)	36	399	—	435
Deferred revenues	15,506	3,864	(833)	18,537
Net cash provided by operating activities	11,161	9,540	—	20,701
Investing activities:
Property and equipment capital expenditures	(1,675)	(210)	—	(1,885)
Proceeds from sale of assets	1	218	—	219
Net cash (used in) provided by investing activities	(1,674)	8	—	(1,666)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Three Months Ended March 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(8,310)	$(455)	$—	$(8,765)
Proceeds from issuance of securitization notes and Funding Facilities	—	30,607	—	30,607
Proceeds from issuance of notes payable	—	65	—	65
Payments on securitization notes and Funding Facilities	—	(35,765)	—	(35,765)
Payments on notes payable	(2,486)	(4,602)	—	(7,088)
Payments of debt issuance costs	1	(25)	—	(24)
Payments of costs related to issuance of common and preferred units	(8)	—	—	(8)
Net cash used in financing activities	(10,803)	(10,175)	—	(20,978)
Net decrease in cash and cash equivalents	(1,316)	(627)	—	(1,943)
Effect of changes in exchange rates on cash and cash equivalents	—	237	—	237
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$9,520	$8,671	$—	$18,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,615	$6,439	$—	$32,054
Cash tax refunds, net of cash paid for taxes	$495	$54	$—	$549
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$6,043	$—	$—	$6,043

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
ASSETS
Cash and cash equivalents	$10,836	$9,061	$—	$19,897
Cash in escrow and restricted cash	17,573	16,415	—	33,988
Mortgages and contracts receivable, net of allowance of $23,364, $60,734, $0, and $84,098, respectively	6,576	276,731	(5)	283,302
Due from related parties, net	93,091	32,739	(97,565)	28,265
Other receivables, net	23,159	12,304	(410)	35,053
Income tax receivable	604	25	—	629
Prepaid expenses and other assets, net	46,253	21,492	(14,268)	53,477
Unsold Vacation Interests, net	197,318	62,691	(3,204)	256,805
Property and equipment, net	21,446	26,731	—	48,177
Assets held for sale	—	5,517	—	5,517
Intangible assets, net	29,824	38,285	—	68,109
Total assets	$446,680	$501,991	$(115,452)	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$7,765	$4,588	$—	$12,353
Due to related parties, net	21,547	147,257	(113,282)	55,522
Accrued liabilities	53,219	19,143	(2,036)	70,326
Income taxes payable	—	3,491	—	3,491
Deferred revenues	59,761	11,013	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0, and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $0, $1,054, $0, and $1,054, respectively	—	250,895	—	250,895
Notes payable	1,841	69,673	—	71,514
Total liabilities	559,679	506,060	(115,318)	950,421

Member capital (deficit)	139,773	26,692	(14,218)	152,247
Accumulated deficit	(226,982)	(37,503)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(25,790)	6,742	676	(18,372)
Total member capital (deficit)	(112,999)	(4,069)	(134)	(117,202)
Total liabilities and member capital (deficit)	$446,680	$501,991	$(115,452)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Revenues:
Vacation Interest sales	$37,943	$3,989	$1	$41,933
Provision for uncollectible Vacation Interest sales revenue	(2,914)	(76)	—	(2,990)
Vacation Interest, net	35,029	3,913	1	38,943
Management and member services	18,901	5,211	(817)	23,295
Consolidated resort operations	6,161	785	—	6,946
Interest	592	9,237	—	9,829
Other	9,551	600	(1,632)	8,519
Total revenues	70,234	19,746	(2,448)	87,532
Costs and Expenses:
Vacation Interest cost of sales	(446)	513	—	67
Advertising, sales and marketing	24,518	3,948	(30)	28,436
Vacation Interest carrying cost, net	4,654	4,100	(194)	8,560
Management and member services	3,542	3,406	(821)	6,127
Consolidated resort operations	5,524	644	—	6,168
Loan portfolio	2,426	1,631	(1,439)	2,618
Other operating	139	(6)	—	133
General and administrative	12,869	6,150	34	19,053
Depreciation and amortization	2,270	900	—	3,170
Interest	12,247	6,125	—	18,372
Impairments and other write-offs	83	—	—	83
Loss (gain) on disposal of assets	4	(13)	—	(9)
Total costs and expenses	67,830	27,398	(2,450)	92,778
Income (loss) before provision for income taxes	2,404	(7,652)	2	(5,246)
Provision for income taxes	854	619	—	1,473
Net income (loss)	$1,550	$(8,271)	$2	$(6,719)

Certain prior year balances have been reclassified to conform to current year presentation.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Operating activities:
Net income (loss)	$1,550	$(8,271)	$2	$(6,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	2,914	76	—	2,990
Amortization of capitalized financing costs and original issue discounts	498	620	—	1,118
Amortization of capitalized loan origination costs and portfolio discounts	557	—	—	557
Depreciation and amortization	2,270	900	—	3,170
Impairments and other write-offs	83	—	—	83
Loss (gain) on disposal of assets	4	(13)	—	(9)
Gain on foreign currency exchange	—	(8)	—	(8)
Gain on mortgage repurchase	(29)	—	—	(29)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(5,030)	10,573	(5)	5,538
Due from related parties, net	4,100	9,948	(63)	13,985
Other receivables, net	10,900	3,567	(9)	14,458
Prepaid expenses and other assets, net	(15,042)	(20,285)	(13,083)	(48,410)
Unsold Vacation Interests, net	(2,514)	(2,748)	—	(5,262)
Accounts payable	2,259	761	—	3,020
Due to related parties, net	6,287	10,814	13,181	30,282
Accrued liabilities	(8,933)	2,469	(23)	(6,487)
Income taxes payable (receivable)	539	463	—	1,002
Deferred revenues	7,310	2,132	—	9,442
Net cash provided by operating activities	4,109	10,998	—	15,107
Investing activities:
Property and equipment capital expenditures	(2,078)	(407)	—	(2,485)
Disbursement of Tempus Note Receivable	—	(863)	—	(863)
Proceeds from sale of assets	1	1,449	—	1,450
Net cash (used in) provided by investing activities	(2,077)	179	—	(1,898)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Three Months Ended March 31, 2011
(In thousands)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	(6,191)	78	—	(6,113)
Proceeds from issuance of securitization notes and Funding Facilities	—	7,309	—	7,309
Proceeds from issuance of notes payable	—	800	—	800
Payments on securitization notes and Funding Facilities	(2,061)	(19,761)	—	(21,822)
Payments on line of credit agreements	—	—	—	—
Payments on notes payable	(1,900)	(18)	—	(1,918)
Payments of debt issuance costs	(309)	10	—	(299)
Proceeds from issuance of common and preferred units	10,151	—	—	10,151
Repurchase of a portion of outstanding warrants	(10,151)	—	—	(10,151)
Payments of costs related to issuance of common and preferred units	(48)	—	—	(48)
Net cash used in financing activities	(10,509)	(11,582)	—	(22,091)
Net decrease in cash and cash equivalents	(8,477)	(405)	—	(8,882)
Effect of changes in exchange rates on cash and cash equivalents	—	340	—	340
Cash and cash equivalents, beginning of period	18,586	8,743	—	27,329
Cash and cash equivalents, end of period	$10,109	$8,678	$—	$18,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,203	$5,144	$—	$30,347
Cash tax refunds, net of cash paid for taxes	$316	$172	$—	$488
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$4,339	$—	$—	$4,339
Insurance premiums financed through issuance of notes payable	$4,469	$—	$—	$4,469
Assets held for sale reclassified to unsold Vacation Interests	$3,086	$—	$—	$3,086

Note 24 — Geographic Financial Information
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

	For the Three Months Ended March 31,
	2012	2,011
Revenue
North America	$99,386	$78,510
Europe	9,564	9,022
Total Revenues	$108,950	$87,532

	March 31, 2012	December 31, 2011
Mortgages and contracts receivable, net
North America	$278,532	$281,958
Europe	1,559	1,344
Total mortgages and contracts receivable, net	$280,091	$283,302
Unsold Vacation Interests, net
North America	$231,442	$233,721
Europe	25,083	23,084
Total unsold Vacation Interests, net	$256,525	$256,805
Property and equipment, net
North America	$43,795	$43,697
Europe	4,483	4,480
Total property and equipment, net	$48,278	$48,177
Intangible assets, net
North America	$62,196	$63,882
Europe	4,147	4,227
Total intangible assets, net	$66,343	$68,109
Total long-term assets, net
North America	$615,965	$623,258
Europe	35,272	33,135
Total long-term assets, net	$651,237	$656,393

Note 25 — Subsequent Event
On April 27, 2012, Diamond Resorts International Marketing, Inc. (“DRIM”), a subsidiary of DRC, entered into a First Amendment to Marketing Agreement (the “Amendment”) with Quorum. The Amendment amended the marketing agreement, dated as of April 30, 2010, between DRIM and Quorum (the "Marketing Agreement").
The Amendment increased the aggregate minimum of the Quorum Facility from $40.0 million to $60.0 million. The Amendment also extended the term of the Marketing Agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the Marketing Agreement at any time with a sixty-day written notice to the other party.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
          This discussion contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

You should read the following discussion in conjunction with the following table of our results of operations for the specified periods and our condensed consolidated financial statements and other financial information included elsewhere in this quarterly report. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described above and in the Risk Factors section of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview
We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 418,000 owner-families and a network of 219 destinations located in 29 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club; and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of those interests.
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
Management is also implementing growth strategies to increase fee-based revenues while remaining consistent with our capital-light business model. A key strategy is the acquisition of complementary resorts and associated management contracts using special purpose unrestricted subsidiaries financed on a non-recourse basis. The ILX Acquisition completed in August 2010, the Tempus Resorts Acquisition completed in July 2011, and the pending PMR acquisition discussed below that is anticipated to close during May 2012 reflect this strategy.
On October 24, 2011, we entered into an asset purchase agreement with Pacific Monarch Resorts, Inc., and its affiliates to purchase certain real estate and timeshare related assets (the "PMR Acquisition"). Under the terms of the agreement, a newly formed special purpose unrestricted subsidiary has agreed to acquire these assets for $49.3 million in cash (subject to certain adjustments), plus the assumption of specified liabilities pursuant to a sale process under the Federal Bankruptcy Code. The purchase price is expected to be financed, on a non-recourse basis, by a financial partner. Assuming all conditions have been satisfied, we anticipate closing the acquisition during May 2012.
The ILX and Tempus acquisitions have provided us with an additional 12 resorts to offer to our member base, additional management contracts, incremental VOI inventory to market and sell, and consumer loan portfolios to service. In addition, these transactions have added new VOI owners to whom we can market products and services. Both of these transactions were effected through special purpose unrestricted subsidiaries and funded by financial partners on a fully non-recourse basis. The pending PMR Acquisition will add another nine locations to our collection of available resorts, four management contracts, VOI inventory, additional owner-families and members to our owner base and an opportunity to generate additional future fee-based revenue. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage. In addition, we entered into agreements in the second quarter of 2011 with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis, without any ownership interest in the operator or capital outlay. We continue to pursue transactions of this nature, although there can be no assurance that we will be successful in identifying and closing such transactions.

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
          Vacation Interest Sales Revenue Recognition. With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978, “Real Estate-Time-Sharing Activities.” Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive loss. In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer’s commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer’s down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer’s commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment is satisfied, at which time the full amount of the sale is recognized. The net deferred revenue is included in mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
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
For the three months ended March 31, 2012 and 2011, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $1.2 million and $9.0 million, respectively, which were primarily the result of an increase in the estimated sales price per point during the three months ended March 31, 2011 and a decrease in the average inventory cost per point related to recoveries during the three months ended March 31, 2012 and 2011. This resulted in Vacation Interest cost of sales of $8.2 million for the three months ended March 31, 2012, compared to $0.1 million for the three months ended March 31, 2011.
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

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of our resort properties and the Collections, revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive loss fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
We also operate our business in two geographic areas, which are described in Note 24 —Geographic Financial Information included elsewhere in this quarterly report.

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

Use of Special Purpose Unrestricted Subsidiaries
Consistent with our capital-light business model with respect to our restricted subsidiaries (as defined in the indenture governing the Senior Secured Notes), we have expanded our business in part through the acquisition of assets by special purpose subsidiaries. Examples of this strategy are our completed acquisitions of ILX and Tempus. Both the ILX and Tempus transactions were structured such that we now hold certain of ILX’s and Tempus' assets and have assumed certain related ILX and Tempus liabilities through special purpose unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes). Each of the respective lenders to the ILX and Tempus subsidiaries has recourse only to such entity and thus the ILX or Tempus assets that were acquired. The Company and its restricted subsidiaries have not assumed the indebtedness of any of the ILX or the Tempus special purpose unrestricted subsidiaries. The financial position, results of operations and statements of cash flow of our unrestricted subsidiaries are excluded from our financial results to determine whether we are in compliance with the financial covenants set forth in the indenture governing the Senior Secured Notes. See Note 22—Consolidating Financial Statements—Restricted and Unrestricted Subsidiaries included elsewhere in this quarterly report for additional information. Each of the ILX Acquisition, Tempus Resorts Acquisition, and pending PMR Acquisition is described in more detail in Item 1, "Business — Business Strategies — Capitalizing on current industry dynamics to grow fee-based services” of our Annual Report on Form 10-K for the year ended December 31, 2011.
We intend to pursue other transactions (such as the pending PMR Acquisition) that may use similar special purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. As a result, our recent consolidated financial statements reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements included elsewhere in this 10-Q quarterly report and this trend is expected to continue.

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
The following table presents a reconciliation of net income (loss) before provision (benefit) for income taxes to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Loss before provision for income taxes	$(8,600)	$(5,246)
Plus: Corporate interest expense(a)	17,011	14,317
Depreciation and amortization(b)	3,805	3,170
Vacation Interest cost of sales(c)	8,231	67
Impairments and other non-cash write-offs(b)	(11)	83
Gain on the disposal of assets(b)	(72)	(9)
Gain on bargain purchase from business combination	(51)	—
Amortization of loan origination costs(b)	707	646
Amortization of portfolio discounts (b)	(955)	(89)
Adjusted EBITDA—Consolidated	$20,065	$12,939

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Adjusted EBITDA—Diamond Resorts Parent, LLC and Restricted Subsidiaries(d)	$22,461	$18,068
Adjusted EBITDA—Unrestricted Subsidiaries(d)	509	(5,129)
Adjusted EBITDA—Intercompany elimination(d)	(2,905)	—
Adjusted EBITDA—Consolidated(d)	$20,065	$12,939

(a)	Excludes interest expense related to non-recourse indebtedness incurred by our special purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
For purposes of certain covenants governing the Senior Secured Notes, our financial performance, including Adjusted EBITDA, is measured with reference to us and our Restricted Subsidiaries, and the performance of Unrestricted Subsidiaries is not considered. Therefore, we believe that this presentation of Adjusted EBITDA provides helpful information to readers of this quarterly report.

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

Results of Operations
The following tables set forth our results of operations for the specified periods.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011
(In thousands)

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$58,687	$—	$58,687	$—	$41,933	$—	$41,933
Provision for uncollectible Vacation Interest sales revenue	—	(4,115)	—	(4,115)	—	(2,990)	—	(2,990)
Vacation Interest, net	—	54,572	—	54,572	—	38,943	—	38,943
Management and member services	27,280	—	—	27,280	23,295	—	—	23,295
Consolidated resort operations	8,534	—	—	8,534	6,946	—	—	6,946
Interest	—	13,327	329	13,656	—	9,415	414	9,829
Other	882	4,026	—	4,908	6,348	2,171	—	8,519
Total revenues	36,696	71,925	329	108,950	36,589	50,529	414	87,532
Costs and Expenses:
Vacation Interest cost of sales	—	8,231	—	8,231	—	67	—	67
Advertising, sales and marketing	—	34,819	—	34,819	—	28,436	—	28,436
Vacation Interest carrying cost, net	—	9,272	—	9,272	—	8,560	—	8,560
Management and member services	8,275	—	—	8,275	6,127	—	—	6,127
Consolidated resort operations	7,082	—	—	7,082	6,168	—	—	6,168
Loan portfolio	223	2,579	—	2,802	179	2,439	—	2,618
Other operating	—	706	—	706	—	133	—	133
General and administrative	—	—	20,761	20,761	—	—	19,053	19,053
Depreciation and amortization	—	—	3,805	3,805	—	—	3,170	3,170
Interest	—	4,920	17,011	21,931	—	4,055	14,317	18,372
Impairments and other write-offs	—	—	(11)	(11)	—	—	83	83
Gain on disposal of assets	—	—	(72)	(72)	—	—	(9)	(9)
Gain on bargain purchase from business combination	—	—	(51)	(51)	—	—	—	—
Total costs and expenses	15,580	60,527	41,443	117,550	12,474	43,690	36,614	92,778
Income (loss) before provision for income taxes	21,116	11,398	(41,114)	(8,600)	24,115	6,839	(36,200)	(5,246)
Provision for income taxes	—	—	975	975	—	—	1,473	1,473
Net income (loss)	$21,116	$11,398	$(42,089)	$(9,575)	$24,115	$6,839	$(37,673)	$(6,719)
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$22,461				$18,068
Adjusted EBITDA — Unrestricted Subsidiaries				509				(5,129)
Adjusted EBITDA — Intercompany elimination				(2,905)				—
Adjusted EBITDA — Consolidated				$20,065				$12,939

Revenues
Total revenues increased by $21.5 million, or 24.5%, to $109.0 million for the three months ended March 31, 2012 from $87.5 million for the three months ended March 31, 2011.
Total revenues in our Hospitality and Management Services segment increased $0.1 million, or 0.3%, to $36.7 million for the three months ended March 31, 2012 from $36.6 million for the three months ended March 31, 2011, primarily due to higher management and member services revenue and consolidated resort operations revenue, partially offset by lower other revenue.
Total revenues in our Vacation Interest Sales and Financing segment increased $21.4 million, or 42.3%, to $71.9 million for the three months ended March 31, 2012 from $50.5 million for the three months ended March 31, 2011. The increase is mostly attributable to the increase in Vacation Interest, net and higher interest revenue.
Revenues in our corporate and other segment decreased $0.1 million, or 20.5%, to $0.3 million for the three months ended March 31, 2012 from $0.4 million for the three months ended March 31, 2011.

Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $15.7 million or 40.1%, to $54.6 million for the three months ended March 31, 2012 from $38.9 million for the three months ended March 31, 2011. The increase in Vacation Interest, net was attributable to a $16.8 million increase in Vacation Interest sales revenue, partially offset by a $1.1 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $16.8 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis and the revenue contribution from our ILX sales center and our Tempus sales center for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The ILX sales center commenced operations in March 2011 and the Tempus sales center in July 2011. Our total number of tours increased to 34,942 for the three months ended March 31, 2012 from 29,002 for the three months ended March 31, 2011 primarily as a result of the opening of the ILX and Tempus sales centers and an increase in tours generated from sales centers on a same-store basis resulting from increased efficiency and effectiveness of our sales and marketing programs. We closed a total of 5,057 VOI sales transactions during the three months ended March 31, 2012, compared to 4,204 transactions during the three months ended March 31, 2011. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) remained flat at 14.5% for both the three months ended March 31, 2012 and 2011. VOI sales price per transaction increased to $12,060 for the three months ended March 31, 2012 from $9,991 for the three months ended March 31, 2011 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.9% for the three months ended March 31, 2012, compared to 1.3% for the three months ended March 31, 2011.
Provision for uncollectible Vacation Interest sales revenue increased $1.1 million, or 37.6%, to $4.1 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue decreased to 7.0% in the three months ended March 31, 2012 from 7.1% in the three months ended March 31, 2011. This decrease was mainly due to changes in estimates based on the current performance of our consumer loan receivable portfolio, partially offset by higher provision due to the increase in the percentage of financed VOI sales.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $4.0 million, or 17.1%, to $27.3 million for the three months ended March 31, 2012 from $23.3 million for the three months ended March 31, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under our cost-plus management agreements, and the addition of the managed properties from the Tempus Resorts Acquisition and two other management contracts entered into since April 1, 2011. We also experienced higher club revenues due to increased membership dues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by a lower member count in THE Club. THE Club had a total of 151,764 and 156,496 members at March 31, 2012 and 2011, respectively. Furthermore, we entered into a sales and marketing fee-for-service arrangement with a third party resort operator, which began to generate commission and management fee revenue during the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.6 million, or 22.9%, to $8.5 million for the three months ended March 31, 2012 from $6.9 million for the three months ended March 31, 2011. The increase was primarily due to the addition of the Tempus resort-level operations.
Interest Revenue. Interest revenue increased $3.9 million, or 38.9%, to $13.7 million for the three months ended March 31, 2012 from $9.8 million for the three months ended March 31, 2011. This increase was primarily due to the addition of portfolios acquired on July 1, 2011 as part of the Tempus Resorts Acquisition.
 Other Revenue. Other revenue decreased $3.6 million, or 42.4%, to $4.9 million for the three months ended March 31, 2012 from $8.5 million for the three months ended March 31, 2011.
Other revenue in our Hospitality and Management Services segment decreased $5.4 million, or 86.1%, to $0.9 million for the three months ended March 31, 2012 from $6.3 million for the three months ended March 31, 2011. During the quarter ended March 31, 2011, we recorded $5.1 million in insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts.
Other revenue in our Vacation Interest Sales and Financing segment increased $1.8 million, or 85.4%, to $4.0 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the increase in the number of VOI transactions closed and higher Vacation Interest sales revenue. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.2% for the three months ended March 31, 2012, compared to 0.3% for the three months ended March 31, 2011.

Costs and Expenses
Total costs and expenses increased $24.8 million, or 26.7%, to $117.6 million for the three months ended March 31, 2012 from $92.8 million for the three months ended March 31, 2011.
Vacation Interest Cost of Sales. Vacation interest cost of sales related to our Vacation Interest Sales and Financing segment increased $8.1 million to $8.2 million for the three months ended March 31, 2012 from $0.1 million for the three months ended March 31, 2011. This increase was mainly due to a reduction of $1.2 million under the relative sales value method recorded during the three months ended March 31, 2012 as compared to a reduction of $9.0 million recorded during the three months ended March 31, 2011. The $1.2 million reduction under the relative sales value method recorded for the three months ended March 31, 2012 was mainly attributable to a decline in average costs for inventory recoveries. The $9.0 million reduction for the three months ended March 31, 2011 was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs and a decrease in average inventory cost per point related to recoveries. See “Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales” for additional information regarding the relative sales value method. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 14.0% for the three months ended March 31, 2012, compared to 0.2% for the three months ended March 31, 2011.
Advertising, Sales and Marketing. Advertising, sales and marketing costs increased $6.4 million, or 22.4%, to $34.8 million for the three months ended March 31, 2012 from $28.4 million for the three months ended March 31, 2011. As a percentage of Vacation Interest sales revenue, ASM costs were 59.3% for the three months ended March 31, 2012, compared to 67.8% for the three months ended March 31, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to an absorption of fixed costs through increased sales efficiencies. ASM costs incurred in previous periods to generate additional tour flows achieved their intended goals during the three months ended March 31, 2012.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $0.7 million, or 8.3%, to $9.3 million for the three months ended March 31, 2012 from $8.6 million for the three months ended March 31, 2011, primarily due to an increase in maintenance fees related to inventory acquired in the Tempus Resorts Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults. The above increases were partially offset by an increase in rental revenue, which reduced carrying costs. The increase in rental revenue was primarily due to the Tempus Resorts Acquisition and more occupied room nights on a same-store basis.
Management and Member Services Expense. Management and member services expense as a percentage of management and member services revenue increased 4.0 percentage points to 30.3%, for the three months ended March 31, 2012 from 26.3% for the three months ended March 31, 2011. The increase was primarily due to the expenses related to the sales and marketing fee-for-service arrangement with a third party resort operator, which began in the second quarter of 2011, partially offset by a decrease in the allocation of certain resort management expenses to the HOAs we manage. Although there was an increase in the allocation of our total expenses to these HOAs during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, a lower percentage of the expenses related to resort management were included in the total costs allocated to these HOAs. See also the "General and Administrative Expense" section below.
Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 5.8 percentage points to 83.0% for the three months ended March 31, 2012 from 88.8% for the three months ended March 31, 2011. This decrease was primarily due to the addition of Tempus resort-level operations, which generated a higher profit margin than the consolidated resort operations on a same-store basis.

Loan Portfolio Expense. Loan portfolio expense increased $0.2 million, or 7.0%, to $2.8 million for the three months ended March 31, 2012 from $2.6 million for the three months ended March 31, 2011.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $0.6 million, or 430.8%, to $0.7 million for the three months ended March 31, 2012 from $0.1 million for the three months ended March 31, 2011. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.2% for the three months ended March 31, 2012 compared to 0.3% for the three months ended March 31, 2011.
General and Administrative Expense. General and administrative expense increased $1.7 million, or 9.0%, to $20.8 million for the three months ended March 31, 2012 from $19.1 million for the three months ended March 31, 2011. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to the Tempus Resorts Acquisition and the pending PMR Acquisition in the three months ended March 31, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs we manage for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. In addition, a higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs during this same period. See also the "Management and Member Services Expense" section above.
Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 20.0%, to $3.8 million for the three months ended March 31, 2012 from $3.2 million for the three months ended March 31, 2011. This increase was primarily attributable to the depreciation and amortization associated with the Tempus assets acquired in July 2011.
 Interest Expense. Interest expense increased $3.5 million, or 19.4%, to $21.9 million for the three months ended March 31, 2012 from $18.4 million for the three months ended March 31, 2011. Non-cash interest expense was higher for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We recorded higher debt issuance cost amortization and original issue discount amortization for the three months ended March 31, 2012 resulting primarily from the issuance of the DROT 2011 Notes in April 2011 and new loans incurred in connection with the Tempus Resorts Acquisition in July 2011 and additional paid-in-kind interest on Tempus Guggenheim loan. After removing these non-cash interest items, interest expense totaled $19.6 million for the three months ended March 31, 2012, and $17.3 million for the three months ended March 31, 2011. This increase was primarily related to debt incurred in connection with the Tempus Resorts Acquisition in July 2011.

Liquidity and Capital Resources
 Overview. Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer’s minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short- and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our Funding Facilities.
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
We completed a $182.0 million securitization in October 2009 that was composed of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities. In addition, on April 30, 2010, we entered into agreements with Quorum and completed the $40.0 million Quorum Facility to sell eligible consumer loans and in-transit loans to Quorum. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum of the Quorum Facility to $60.0 million and to extend the term of the agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party. On April 27, 2011, we completed a second securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. On October 14, 2011, we entered into an amended and restated 2008 Conduit Facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75.0 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of eligible loans.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future and, if we are unable to continue to participate in securitization transactions on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations.
Excluding the VOI inventory acquired as part of the Tempus Resorts Acquisition and ILX Acquisition, we spent $0.3 million and $0.7 million to purchase VOI inventory during the three months ended March 31, 2012 and 2011, respectively. Construction of inventory during the three months ended March 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively, primarily related to construction of a 15 unit addition to our Italian property.
We had $18.2 million and $19.9 million in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements for the next twelve months. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
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
Cash Flow From Operating Activities. During the three months ended March 31, 2012, net cash provided by operating activities was $20.7 million and was the result of a net loss of $9.6 million, non-cash revenues and expenses totaling $9.0 million and other changes in operating assets and liabilities of $21.3 million credit. The significant non-cash revenues and expenses included (i) $4.1 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $1.5 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.8 million in depreciation and amortization, offset by (iv) $0.1 million in gain from disposal of assets, (v) $0.2 million in amortization of capitalized loan origination costs and portfolio discounts, and (vi) $0.1 million in gain on bargain purchase from business combination.
During the three months ended March 31, 2011, net cash provided by operating activities was $15.1 million and was the result of a net loss of $6.7 million, non-cash revenues and expenses totaling $4.3 million and other changes in operating assets and liabilities of $17.6 million. The significant non-cash expenses include (i) $3.0 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $1.1 million in amortization of capitalized financing costs and original issue discounts, (iii) $0.6 million in amortization of capitalized deferred loan and contract origination costs, (iv) $3.2 million in depreciation and amortization, (v) $0.1 million in impairment of assets, offset by (vi) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the quarter ended March 31, 2011, and (vii) $0.1 million in unrealized gain on derivative instruments.
          Cash Flow From Investing Activities. During the three months ended March 31, 2012, net cash used in investing activities was $1.7 million, comprised of (i) $1.9 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, (ii) offset by (iii) $0.2 million in proceeds from the sale of assets in our European operations.
During the three months ended March 31, 2011, net cash used in investing activities was $1.9 million, comprised of (i) $2.5 million used to purchase furniture, fixtures, computer software and equipment, and (ii) $0.9 million issuance of the Tempus Note Receivable described below, offset by (iii) $1.5 million in proceeds from the sale of assets in our European operations.
          Cash Flow From Financing Activities. During the three months ended March 31, 2012, net cash used in financing activities was $21.0 million. Cash used in financing activities consisting of (i) $35.8 million on our securitizations and Funding Facilities, (ii) $7.1 million on notes payable, (iii) $8.8 million increase in cash in escrow and restricted cash. These amounts were offset by cash provided by financing activities consisting of (i) $30.6 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $0.1 million in notes payable.
During the three months ended March 31, 2011, net cash used in financing activities was $22.1 million. Cash used in financing activities consisted of net payments of (i) $21.8 million on our securitizations and our 2008 Conduit Facility, (ii) $10.2 million to purchase a portion of our outstanding stock warrants, (iii) $6.1 million due to a decrease in cash in escrow and restricted cash, (iv) $1.9 million on notes payable, and (v) $0.3 million of debt issuance costs. These amounts were offset by cash generated from financing activities of (i) $7.3 million from the issuance of debt under our securitization notes and Funding Facilities, (ii) $0.8 million from issuance of other notes payable, and (iii) $10.2 million in equity investment received from new investors.
          Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of outstanding Senior Secured Notes. The outstanding Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. At March 31, 2012, we were in compliance with the above covenants.
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
The 2008 Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.5 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2012, our interest coverage ratio was 1.83x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of March 31, 2012, our leverage ratio was 4.68x. Covenants in the 2008 Conduit Facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10 million through December 31, 2010 and must exceed $15 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of March 31, 2012, our unrestricted cash and cash equivalents under the Restricted Subsidiaries was $17.6 million. As of March 31, 2012, we were in compliance with all of these covenants.

On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, or together, the DROT 2009 Notes. The Class A notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The Class B notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay off in full the $35.4 million outstanding principal balance under our 2007 conduit facility and to pay down the $148.9 million outstanding principal balance under our 2008 Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
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
 Quorum Facility. Our subsidiary DRI Quorum, entered into the LSSA dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. At March 31, 2012, the weighted average purchase price payment was 89.3% of the obligor loan amount and the weighted average program purchase fee was 6.7%0.0%. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to us as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. The Quorum Facility agreement was amended on April 27, 2012. See "—Overview" section above and Note 25—Subsequent Event included elsewhere in this quarterly report for more detail.
           Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into the Tempus Guggenheim Loan. The Tempus Guggenheim Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Guggenheim Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Guggenheim Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Guggenheim Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Guggenheim Loan balance as of
July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan.
An aggregate of $7.5 million of the Tempus Guggenheim Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to the Mystic Dunes Loan. The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into the Tempus Receivables Loan. The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the three months ended March 31, 2012, Mystic Dunes, LLC made additional principal payments of $0.1 million pursuant to this requirement. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into the Tempus Inventory Loan in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Guggenheim Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the “Tempus Loans.”

Each of Tempus Acquisition, LLC, Mystic Dunes, LLC and its wholly-owned subsidiaries are special purpose unrestricted subsidiaries.
           ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into the ILXA Inventory Loan and the ILXA Receivables Loan with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. Each of ILXA and its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.
           Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in August 2012 and January 2013 and carry interest rates of 3.5% and 3.1% per annum, respectively.
The following table presents selected information on our borrowings as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Borrowings under Restricted Subsidiaries
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(9,229)					(9,454)
Diamond Resorts Owners Trust Series 2009-1 (1)	75,909	9.5%	3/20/2026	115,670	—	84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(611)					(659)
Diamond Resorts Owners Trust Series 2011-1 (1)	47,970	4.0%	3/20/2023	49,124	—	51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(376)					(395)
Quorum Facility (1) (2)	38,544	6.7%	4/30/2012	40,391	1,456	31,733
2008 Conduit Facility (1)	26,616	4.5%	4/12/2013	33,365	44,287	21,111
Notes payable-insurance policies	5,375	3.2%	Various	—	—	1,814
Notes payable-other	45	3.6%	Various	—	—	56
Total borrowings under Restricted Subsidiaries	609,243			238,550	45,743	605,582

Borrowings under Unrestricted Subsidiaries:
Tempus Receivables Loan (1)	57,717	10.0%	7/1/2015	75,393	—	63,035
Payments in transit	(1,841)					(1,886)
10% participation interest (Tempus Acquisition, LLC)	(6,537)					(6,799)
Tempus Guggenheim Loan (1)	42,099	20.5%	6/30/2015	—	—	42,658
ILXA Inventory Loan (1)	18,146	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)	6,876	10.0%	8/31/2015	5,537	—	7,420
Tempus Inventory Loan (1)	3,664	7.5%	6/30/2016	—	—	3,599
Note Payable-RFA fees (1)	1,984	10.0%	7/20/2014	—	—	2,170
2008 Conduit Facility (1)	1,538	4.5%	4/12/2013	1,928	2,559	959
Notes payable-other	87	6.8%	Various	—	—	130
Total borrowings under Unrestricted Subsidiaries	123,733			82,858	2,559	132,373
Total borrowings	$732,976			$321,408	$48,302	$737,955

(1)	Non-recourse indebtedness.

(2)
At March 31, 2012 and December 31, 2011, the funding termination date of the Quorum Facility agreement was April 30, 2012 and no new VOI loans could have been added to this facility after that date. The outstanding balance of this facility will be paid off by customer payments as this is a non-recourse facility. On April 27, 2012, the Quorum Facility agreement was amended, whereby the funding termination date was extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party.

See Note 15—Borrowings of our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on indebtedness incurred by our restricted and unrestricted subsidiaries.
Future Capital Requirements. A substantial amount of our indebtedness is non-recourse, including the DROT 2011 Notes, the DROT 2009 Notes, the 2008 Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan and the Tempus Loans. Our securitizations represent debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes. Over the next twelve months, we expect that our cash flows from operations and the borrowings under the Funding Facilities will be available to cover the interest payments due under the Senior Secured Notes and fund our operating expenses and other obligations.
 Our future capital requirements will depend on many factors, including the growth of our consumer financing activities. Our ability to secure short-term and long-term financing in the future will depend on a variety of factors, including our future profitability, the performance of our consumer loan receivable portfolio, our relative levels of debt and equity and the overall condition of the credit and securitization markets. If we are unable to secure short-term and long-term financing in the future, our liquidity and cash flows would be materially and adversely affected and we may be required to curtail our sales and marketing operations.
 Deferred Taxes. At March 31, 2012, we had available approximately $235.7 million of unused federal net operating loss carry-forwards, $216.5 million of unused state net operating loss carry-forwards, and $113.3 million of foreign net operating loss carry-forwards with expiration dates from 2012 through 2030 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
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
           Off-Balance Sheet Arrangements. As of March 31, 2012, we did not have any off-balance sheet arrangements.
           Contractual Obligations. See our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our contractual obligation. As of March 31, 2012, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2011.

New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. For SEC reporting companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 as of our interim period ended March 31, 2012. The adoption of this update did not have a material impact on our financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in member capital. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For SEC reporting companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The amendments do not require any transition disclosures. We adopted ASU 2011-05 as of our interim period ended March 31, 2012. As a result of the adoption of this guidance, we no longer present comprehensive income (loss) as a component of the statement of members capital (deficit) and now present comprehensive income (loss) in a single continuous statement.
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
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of set-off associated with an entity's recognized assets and recognized liabilities within the scope of this update. This update requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments and are effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. We will adopt ASU 2011-11 as of our interim period ending March 31, 2013. We believe that the adoption of this update will not have a material impact on its financial statements.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. We adopted ASU 2011-12 as of its interim period ended March 31, 2012 and the adoption of this update did not have a material impact on our financial statements.

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
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At March 31, 2012, our derivative financial instruments consisted of one interest rate cap, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swaps and caps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
To the extent we assume variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations.
Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our mortgages and contracts receivable bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
As of March 31, 2012, 12.0% of our long-term debt, or $88.0 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at March 31, 2012 and assuming a one percentage point increase in the 2012 average interest rate payable on these borrowings, it is estimated that our 2012 interest expense would have increased and net income would have decreased by $0.2 million.
           Foreign Currency Translation Risk. We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations in foreign currency exchange rates may affect our reported results of operations" of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
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

FLRX appealed the verdict. On November 14, 2011, we received notice that the Court of Appeals for the
State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. We believe that it will be two to four months before the State Supreme Court will decide whether to undertake the review. Any liability in this matter would not be covered by insurance. Neither DRC nor any of its other subsidiaries are party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. Depending upon developments in the lawsuit, it is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
In April 2012, the plaintiffs in the FLRX case described above filed a lawsuit in the Washington state court against DRP and DRC. The complaint seeks to hold DRP and DRC liable for the judgment entered against FLRX, alleging that these entities manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX to these entities. We intend to vigorously defend against these claims.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At March 31, 2012, we had an estimated litigation accrual of $1.3 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases will be expensed as incurred.
Two separate cases have been filed in St. Maarten against AKGI St Maarten NV, or AKGI, one of the our subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, we believe that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with us having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
In October 2011, the HOA of one of our managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million is owed by us. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. In April 2012, we were named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by us, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of our officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. We believe that these claims are without merit and intend to vigorously defend against these claims and pursue our indemnification rights under the management agreement with the HOA. In addition, we have been advised that the employee defendants intend to seek indemnification from the HOA under its bylaws.
In addition, the U.S. Department of Labor is currently conducting an audit of our labor practices. We do not expect the outcome to have a material impact on our financial position and results of operations.
We have entered into contracts with individual contractors and certain key management employees that specify severance payments upon termination of the contracts. Furthermore, we are also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. We believe that none of these actions, including the actions described above, will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.     RISK FACTORS

There have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS .

Exhibit	Description
10.1	Marketing Agreement, dated as of April 30, 2010, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union.
10.2	First Amendment to Marketing Agreement, dated as of April 27, 2012, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Diamond Resorts Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Member Capital (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date:	May 15, 2012	By:	/s/ STEPHEN J. CLOOBECK
Stephen J. Cloobeck
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2012	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Financial Officer (Principal Financial Officer)