Form 10-Q
period 2012-06-30
Diamond Resorts Corp
filed 2012-08-14
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
There is no public trading market for the common stock of Diamond Resorts Corporation. As of August 14, 2012, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$17,876	$19,897
Cash in escrow and restricted cash	42,844	33,988
Mortgages and contracts receivable, net of allowance of $80,901 and $84,098, respectively	283,242	283,302
Due from related parties, net	25,783	28,265
Other receivables, net	24,839	35,053
Income tax receivable	2,045	629
Prepaid expenses and other assets, net	97,378	53,477
Unsold Vacation Interests, net	320,712	256,805
Property and equipment, net	51,819	48,177
Assets held for sale	4,112	5,517
Intangible assets, net	109,109	68,109
Total assets	$979,759	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$16,170	$12,353
Due to related parties, net	102,396	55,522
Accrued liabilities	81,240	70,326
Income taxes payable	3,354	3,491
Deferred revenues	71,917	70,774
Senior Secured Notes, net of unamortized original issue discount of $8,997 and $9,454, respectively	416,003	415,546
Securitization notes and Funding Facilities, net of unamortized original issue discount of $913 and $1,054, respectively	238,610	250,895
Notes payable	129,941	71,514
Total liabilities	1,059,631	950,421
Commitments and contingencies
Member capital (deficit):
Member capital (authorized and issued 1,387.8 common units, no par value)	152,238	152,247
Accumulated deficit	(214,041)	(251,077)
Accumulated other comprehensive loss	(18,069)	(18,372)
Total member capital (deficit)	(79,872)	(117,202)
Total liabilities and member capital (deficit)	$979,759	$833,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Vacation Interest sales	$70,576	$52,470	$129,263	$94,403
Provision for uncollectible Vacation Interest sales revenue	(5,702)	(3,753)	(9,817)	(6,743)
Vacation Interest, net	64,874	48,717	119,446	87,660
Management and member services	28,295	24,208	55,575	47,503
Consolidated resort operations	8,627	7,242	17,161	14,188
Interest	12,512	9,801	26,168	19,630
Other	7,136	3,819	12,044	12,338
Total revenues	121,444	93,787	230,394	181,319
Costs and Expenses:
Vacation Interest cost of sales	(7,834)	(5,681)	397	(5,614)
Advertising, sales and marketing	40,218	33,197	75,037	61,633
Vacation Interest carrying cost, net	9,176	7,347	18,448	15,907
Management and member services	8,460	5,688	16,735	11,815
Consolidated resort operations	8,224	7,106	15,306	13,274
Loan portfolio	2,383	2,024	4,734	4,156
Other operating	1,807	862	2,965	1,480
General and administrative	22,201	18,669	42,961	37,723
Depreciation and amortization	4,369	3,142	8,174	6,312
Interest expense	23,219	19,908	45,150	38,280
Impairments and other write-offs	—	240	(11)	323
Gain on disposal of assets	(24)	(363)	(96)	(372)
Gain on bargain purchase from business combinations	(22,698)	—	(22,749)	—
Total costs and expenses	89,501	92,139	207,051	184,917
Income (loss) before (benefit) provision for income taxes	31,943	1,648	23,343	(3,598)
(Benefit) provision for income taxes	(14,668)	(891)	(13,693)	582
Net income (loss)	46,611	2,539	37,036	(4,180)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(1,686)	119	305	2,635
Other	(27)	—	(2)	—
Total other comprehensive (loss) income, net of tax	(1,713)	119	303	2,635
Comprehensive income (loss)	$44,898	$2,658	$37,339	$(1,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
For the six months ended June 30, 2012 and 2011
($ in thousands)
(Unaudited)

	Temporary Member Capital		Permanent Member Capital
	Preferred Redeemable Units		Common Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)
	Shares	Amount	Shares
Balance at December 31, 2010	1,000	$84,502	1,090	$7,335	$(201,338)	$(17,746)	$(211,749)
Issuance of common and preferred units	133.3	10,151	25.1				—
Repurchase of a portion of outstanding warrants				(97)	(10,054)		(10,151)
Costs related to issuance of preferred units				(76)			(76)
Priority returns and redemption premiums		8,412			(8,412)		(8,412)
Net loss for the six months ended June 30, 2011					(4,180)		(4,180)
Currency translation adjustments, net of tax of $0						2,365	2,365
Balance at June 30, 2011	1,133.3	$103,065	1,115.1	$7,162	$(223,984)	$(15,381)	$(232,203)

Balance at December 31, 2011	—	—	1,387.8	$152,247	$(251,077)	$(18,372)	$(117,202)
Costs related to issuance of common and preferred units				(9)			(9)
Net income for the six months ended June 30, 2012					37,036		37,036
Currency translation adjustments, net of tax of $0						305	305
Other						(2)	(2)
Balance at June 30, 2012	—	$—	1,387.8	$152,238	$(214,041)	$(18,069)	$(79,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Operating activities:
Net income (loss)	$37,036	$(4,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	9,817	6,743
Amortization of capitalized financing costs and original issue discounts	3,082	3,334
Amortization of capitalized loan origination costs and portfolio discounts	600	1,145
Depreciation and amortization	8,174	6,312
Impairments and other write-offs	(11)	323
Gain on disposal of assets	(96)	(372)
Gain on bargain purchase from business combinations	(22,749)	—
Deferred income taxes	(13,453)	—
Loss (gain) on foreign currency exchange	56	(17)
Gain on mortgage repurchase	(19)	(120)
Unrealized gain on derivative instruments	—	(79)
Gain on insurance settlement	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(8,689)	5,898
Due from related parties, net	6,763	(305)
Other receivables, net	13,080	18,497
Prepaid expenses and other assets, net	(42,891)	(35,151)
Unsold Vacation Interests, net	(25,842)	(28,287)
Accounts payable	3,775	842
Due to related parties, net	51,352	43,297
Accrued liabilities	11,166	7,225
Income taxes payable (receivable)	(1,589)	947
Deferred revenues	1,028	(8,494)
Net cash provided by operating activities	30,590	14,023
Investing activities:
Property and equipment capital expenditures	(6,107)	(3,304)
Purchase of assets in connection with PMR Acquisition	(51,635)	—
Disbursement of Tempus Note Receivable	—	(3,493)
Proceeds from sale of assets	320	2,004
Net cash used in investing activities	$(57,422)	$(4,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the six months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Financing activities:
Changes in cash in escrow and restricted cash	$(8,857)	$(3,285)
Proceeds from issuance of securitization notes and Funding Facilities	45,885	80,554
Proceeds from issuance of notes payable	64,125	3,200
Payments on securitization notes and Funding Facilities	(58,311)	(81,510)
Payments on notes payable	(15,516)	(4,397)
Payments of debt issuance costs	(2,594)	(2,740)
Proceeds from issuance of common and preferred units	—	10,151
Repurchase of a portion of outstanding warrants	—	(10,151)
Payments of costs related to issuance of common and preferred units	(9)	(76)
Net cash provided by (used in) financing activities	24,723	(8,254)
Net (decrease) increase in cash and cash equivalents	(2,109)	976
Effect of changes in exchange rates on cash and cash equivalents	88	313
Cash and cash equivalents, beginning of period	19,897	27,329
Cash and cash equivalents, end of period	$17,876	$28,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$39,062	$35,220
Cash paid for taxes, net of tax refunds	$1,347	$(340)
Purchase of assets in connection with PMR Acquisition:
Fair value of assets acquired based on a preliminary report	$89,704	$—
Gain on bargain purchase recognized	(22,880)	—
Cash paid	(51,635)	—
Deferred tax liability	(13,453)	—
Liabilities assumed	$1,736	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$—	$8,412
Insurance premiums financed through issuance of notes payable	$7,573	$5,713
Assets held for sale reclassified to unsold Vacation Interests	$1,315	$3,082
Assets held for sale reclassified to other intangibles	$187	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	—Background, Business and Basis of Presentation
Business and Background
Diamond Resorts Corporation ("DRC") is the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes") and is the Registrant. All financial information in this report is of Diamond Resorts Parent, LLC ("DRP"), the parent of DRC and the parent guarantor under the Senior Secured Notes. DRP is a Nevada limited liability company created on March 28, 2007. DRP, together with its wholly-owned subsidiaries, is hereafter referred to as “Diamond Resorts” or the “Company.” On April 26, 2007, a third-party investor contributed $62.4 million cash and Cloobeck Diamond Parent, LLC ("CDP"), the Company’s majority equity holder, contributed $7.1 million of net assets in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability is limited to their respective capital contributions. The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation (“Sunterra” or the “Predecessor Company”) and cancellation of Sunterra’s outstanding common stock for $16.00 per share (“the Merger”).
In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 19—Common and Preferred Units for further details.
The Company operates in the vacation ownership industry, with an ownership base of more than 490,000 owner-families and a network of 242 destinations located in 29 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. The Company’s resort network includes 74 Diamond Resorts International branded and managed properties and 164 affiliated resorts and four cruise itineraries, which are a part of the Company's network and available for its members to use as vacation destinations, although the Company does not manage them. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of three interrelated businesses: (i) hospitality and management services; (ii) marketing and sales of Vacation Ownership Interests (“VOIs" or “Vacation Interests”); and (iii) consumer financing for purchasers of the Company’s Vacation Interests.

•
Hospitality and Management Services. The Company manages 74 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe. The Company also manages six multi-resort trusts or similar arrangements (the “Collections”). Each Collection holds real estate in the Company’s resort properties underlying the Vacation Interests that the Company sells. As manager of the Company’s branded resorts and Collections, it provides billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for branded resorts, the Company also provides an online reservation system and customer service contact center, operates the front desks, activity desks and amenities such as golf courses, spas, food and beverage venues and retail shops, and furnishes housekeeping, maintenance and human resources services. Management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing the Company with a recurring and stable revenue stream. For three resorts and one Collection, the Company delegates certain management functions to a third party management company. In addition, the Company earns recurring fees by operating THE Club, the points-based exchange and member services program that enables members to vacation at any of the 242 destinations in the Company’s network. These items are included in management and member services revenue and expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

In addition, the Company serves as the homeowners’ association (“HOA”) for its two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts.
At certain resorts, the Company also owns and operates golf courses, food and beverage venues, spas, a campground and a marina and earns incidental revenue and incurs operating expense.

•
Marketing and Sales of Vacation Interests. The Company markets and sells Vacation Interests in its resort network. Sales prospects are generated by utilizing a variety of marketing programs. Currently, the Company sells Vacation Interests only in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in its network. The Company's Vacation Interests generally have either use rights into

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

perpetuity or that expire in 2054 as is the case in the European collection. The Company also sells shorter term vacation intervals (exercisable annually over a term of 36 months), sells a sampler program in North America that allows purchasers to utilize points during an 18-month trial period and offers exchange programs into its resort network to consumers owning intervals. In the past, the Company also sold Vacation Interests in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time.

•
Consumer Financing of Vacation Interests. The Company provides loans to eligible customers who purchase Vacation Interests in North America and choose to finance their purchase. These loans are collateralized by the underlying Vacation Interests and bear interest at a fixed rate. The Company’s consumer finance servicing operations include underwriting, collection and servicing of its consumer loan portfolio.

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
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
DPM Acquisition, LLC and subsidiaries ("DPMA")
DRI Quorum 2010 LLC ("DRI Quorum")
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
On May 21, 2012, DPMA, an unrestricted subsidiary of the Company, acquired certain assets from Pacific Monarch Resorts, Inc. and affiliates (the “PMR Acquisition”). See Note 20—Business Combinations for further details on this acquisition.
The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries, have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Reclassifications

The Company recorded a $1.0 million reclassification between due from related parties, net and due to related parties, net in the accompanying condensed consolidated balance sheet as of December 31, 2011 as compared to the amounts reported in the Company's Annual Report on Form 10-K in order to conform to the changes made to the related party netting process in accordance with ASC 210-20, “Balance Sheet - Offsetting.”

In addition, the Company recorded a $0.5 million and $1.0 million reclassification between loan portfolio expense and management and member services for the three and six months ended June 30, 2011, respectively, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) in order to more closely align credit card expense with the placement of the corresponding revenue.

Liquidity
Cash provided by operations was $30.6 million and $14.0 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Cash and cash equivalents were $17.9 million and $19.9 million as of June 30, 2012 and December 31, 2011, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt maturities and the Company’s other cash requirements for the next twelve months. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.
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
          Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the PMR Acquisition during the periods presented. These estimates included projections of future cash flows derived from sales of Vacation Interests, mortgages and contracts receivable, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements issued since the Company's Annual Report on Form 10-K for the year ended December 31, 2011 was filed with the SEC.

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
           Geographic Concentration—Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the United States. As of June 30, 2012, our loans to California, Arizona, New York and Florida residents constituted 20.1%, 9.6%, 5.9% and 5.8%, respectively, of our consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona, New York or Florida, could adversely affect our consumer loan portfolio, our business and our results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well- being of the borrowers.
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
In July 2010, the Company entered into an interest rate cap agreement (“2010 Cap”) to manage its exposure to interest rate increases. The 2010 Cap terminates on July 20, 2013 and bears a strike rate of 5.5% and a one-month LIBOR based on a notional amount of $30.0 million. In July 2012, the Company entered into a second interest rate cap agreement ("2012 Cap") with an effective date of June 2012 to further limit its exposure to interest rate increases. The 2012 Cap terminates on July 20, 2013 and bears a strike rate of 5.5% and a one-month LIBOR based on a notional amount of $5.0 million. As of June 30, 2012, the fair value of these derivative assets was calculated to be $0 based on the discounted cash flow model.
At June 30, 2012, the Company had $33.9 million outstanding under its 2008 Conduit Facility completed in November 2008 and subsequently amended on various dates ("2008 Conduit Facility"). This outstanding balance was covered by the 2010 Cap and the 2012 Cap. See Note 15—Borrowings and Note 18—Fair Value Measurements for further details.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Collected on behalf of HOAs and other	$14,244	$8,837
Securitization and Funding Facilities collection and reserve cash	13,557	15,002
Rental trust	7,499	4,779
Escrow	6,581	3,855
Bonds and deposits	963	1,515
Total cash in escrow and restricted cash	$42,844	$33,988

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of Vacation Interests at North American sales centers that are collateralized by their Vacation Interests. Eligibility for this financing is determined based on the customers’ Fair Isaac Corporation (“FICO”) credit scores. At June 30, 2012, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 18.0%. The term of the mortgages and contracts receivable are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.8% at June 30, 2012 and December 31, 2011. Mortgages and contracts receivable in excess of 90 days past due at June 30, 2012 and December 31, 2011 were both 3.5% of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively.
The Company recorded a $3.3 million discount at April 27, 2007 on the acquired mortgage pool, which is being amortized over the life of the related acquired mortgage pool. At June 30, 2012 and December 31, 2011, the net unamortized discount was $0.5 million and $0.5 million, respectively. During the three months ended June 30, 2012 and 2011, amortization of $0.04 million and $0.1 million, respectively, was recorded as an increase to interest revenue. During the six months ended June 30, 2012 and 2011, amortization of $0.04 million and $0.2 million, respectively, was recorded as an increase to interest revenue.
The Company recorded a $7.5 million premium at July 1, 2011 on the purchased Mystic Dunes mortgage pool, which was reduced to $0.8 million based on the final appraisal and is being amortized over the life of the related acquired mortgage pool. At June 30, 2012, the net unamortized premium was $0.6 million. During the three and six months ended June 30, 2012, amortization of $0.1 million and $0.1 million, respectively, was recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium at May 21, 2012 on the purchased Pacific Monarch Resorts mortgage pool and is being amortized over the life of the related acquired mortgage pool. At June 30, 2012, the net unamortized premium was $0.1 million. During the three and six months ended June 30, 2012, amortization of $0.01 million was recorded as a decrease to interest revenue.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Mortgages and contracts receivable, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Mortgages and contracts receivable, acquired — the Merger	$38,038	$44,638
Mortgages and contracts receivable, contributed	2,118	3,226
Mortgages and contracts receivable, originated	238,748	223,522
Mortgages and contracts receivable, purchased (unrestricted subsidiaries)	77,803	92,261
Mortgages and contracts receivable, originated (unrestricted subsidiaries)	229	1,039
Mortgages and contracts receivable, gross	356,936	364,686
Allowance for loan and contract losses	(52,185)	(50,519)
Allowance for loan and contract losses (unrestricted subsidiaries)	(28,716)	(33,579)
Deferred profit on Vacation Interest transactions	(5,467)	(5,756)
Deferred loan and contract origination costs, net of accumulated amortization	3,306	2,826
Inventory value of defaulted mortgages that were previously contributed and acquired	9,174	6,454
Premium on mortgages and contracts receivable, net of accumulated amortization	648	(321)
Discount on mortgages and contracts receivable, net of accumulated amortization	(454)	(489)
Mortgages and contracts receivable, net	$283,242	$283,302
At June 30, 2012 and December 31, 2011, $312.0 million and $333.0 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in “Securitization notes and Funding Facilities” caption in the accompanying condensed consolidated balance sheets. See Note 15—Borrowings for further detail.
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
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable for the periods presented below is as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Balance, beginning of period	$82,136	$52,992	$84,098	$55,149
Provision for purchased portfolios (unrestricted subsidiaries)	3,174	—	3,174	1,660
Provision for uncollectible Vacation Interest sales revenue	7,269	3,774	11,362	6,640
Provision for uncollectible Vacation Interest sales revenue (unrestricted subsidiaries)	(805)	10	(784)	83
Mortgages and contracts receivable charged off	(6,278)	(5,950)	(11,614)	(12,665)
Mortgages and contracts receivable charged off (unrestricted subsidiaries)	(5,805)	(679)	(10,539)	(1,497)
Recoveries	1,217	1,210	5,198	1,973
Effect of translation rate	(7)	(1)	6	13
Balance, end of period	$80,901	$51,356	$80,901	$51,356
The provision for uncollectible Vacation Interest sales revenue in the allowance schedule above does not include ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments offset the provision for uncollectible Vacation Interest sales revenue by $0.5 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

A summary of credit quality for the periods presented below is as follows (in thousands):

	June 30, 2012			December 31, 2011
FICO Scores	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total
>799	$24,682	$1,094	$25,776	$22,868	$1,340	$24,208
700 – 799	144,794	16,125	160,919	139,561	18,769	158,330
600 – 699	89,785	31,224	121,009	88,355	35,858	124,213
<600	12,451	15,706	28,157	13,626	18,841	32,467
No FICO Scores	7,192	13,883	21,075	6,976	18,492	25,468
	$278,904	$78,032	$356,936	$271,386	$93,300	$364,686
FICO credit scores were updated as of December 31, 2011 for all mortgages and contracts.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the Vacation Interests that the Company sells. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs and Collections, and the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net transactions include (1) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures Vacation Interests, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (2) the maintenance fee and assessment fee liability owed to HOAs for Intervals or to the Collections for points owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to HOAs; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheet and amortized ratably over the year); (3) cleaning fees owed to HOAs for room stays incurred by the Company’s customers; (4) subsidy liabilities according to a developer guarantee at a resort; in addition, the Company carries subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements which have been terminated; and (5) miscellaneous transactions with other non-HOA related parties.
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
Due from related parties, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Amounts due from HOAs	$5,977	$12,163
Amounts due from trusts	19,407	15,673
Amounts due from other	399	429
Total due from related parties, net	$25,783	$28,265
Due to related parties, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Amounts due to HOAs	$50,591	$34,796
Amounts due to trusts	51,349	20,434
Amounts due to other	456	292
Total due to related parties, net	$102,396	$55,522

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

In connection with the PMR Acquisition, the Company acquired $2.1 million in amounts due from HOAs for management fee, rental commission, collection services, and various other services provided based on a preliminary appraisal.

Note 7	— Other Receivables, Net
Other receivables, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
THE Club dues receivable	$14,146	$32,670
Mini-vacation and sampler programs receivable	10,019	2,261
Rental receivables and other resort management-related receivables	5,939	4,679
Owner maintenance fee receivable	5,230	3,807
Mortgage/contracts interest receivable	4,132	4,730
THE Club conversion receivable	377	589
Insurance claims receivable	154	171
Other receivables	2,191	2,365
Total other receivables, gross	42,188	51,272
Allowance for doubtful accounts	(17,349)	(16,219)
Total other receivables, net	$24,839	$35,053
In connection with the PMR Acquisition, the Company acquired $2.9 million in other receivables primarily related to mini-vacation and sampler programs based on a preliminary appraisal.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Prepaid expenses and other assets, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid and unamortized maintenance fees	$38,144	$4,641
Debt issuance costs, net	24,717	24,607
Deferred commissions	5,537	3,756
Unamortized exchange fees	4,312	28
Prepaid insurance	4,266	2,179
Other inventory/consumables	3,645	2,580
Deposits and advances	3,117	8,892
Vacation Interest purchases in transit	3,114	2,238
Prepaid member benefits and affinity programs	2,635	552
Prepaid sales and marketing costs	990	340
Assets to be disposed (not actively marketed)	511	505
Prepaid rent	297	269
Other	6,093	2,890
Total prepaid expenses and other assets, net	$97,378	$53,477

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are used or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.3 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. See Note 15—Borrowings for more detail.
Debt issuance costs, net of amortization recorded as of June 30, 2012 were comprised of $14.0 million related to the Senior Secured Notes, $4.1 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.5 million related to the DPM Acquisition Loan, $1.7 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.3 million related to the Tempus Acquisition Loan, $0.7 million related to the 2008 Conduit Facility, $0.4 million related to the ILXA Receivables Loan and the ILXA Inventory Loan, and $0.1 million related to the Tempus Inventory Loan. See Note 15—Borrowings for definition of and more detail on the Company's borrowings.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Completed unsold Vacation Interests, net	$271,838	$221,062
Undeveloped land	38,560	31,553
Vacation Interest construction in progress	10,314	4,190
Unsold Vacation Interests, net	$320,712	$256,805
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
The changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $19.1 million and $15.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and $20.4 million and $24.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The changes in unsold Vacation Interest, net for the three and six months ended June 30, 2011 were primarily the result of an increase in the estimated sales price per point and a decline in average inventory costs per point related to recoveries. The changes in unsold Vacation Interests, net for the three and six months ended June 30, 2012 were mainly attributable to a decline in the average cost of inventory and higher projected revenue due to the PMR Acquisition.
In connection with the PMR Acquisition completed in May 2012, the Company recorded $36.2 million of unsold Vacation Interests based on a preliminary appraisal. See Note 20— Business Combinations for further details.

Note 10	— Property and Equipment, Net
Property and equipment, net for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land and improvements	$16,816	$16,819
Buildings and leasehold improvements	29,284	29,032
Furniture and office equipment	16,554	12,832
Computer software	13,615	11,428
Computer equipment	9,122	7,954
Construction in progress	341	345
Property and equipment, gross	85,732	78,410
Less accumulated depreciation	(33,913)	(30,233)
Property and equipment, net	$51,819	$48,177
Depreciation expense related to property and equipment was $1.9 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $3.6 million for the six months ended June 30, 2012 and 2011, respectively.
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
In connection with the PMR Acquisition completed in May 2012, the Company acquired $1.4 million in furniture, office and computer equipment, and leasehold improvements based on a preliminary appraisal. See Note 20— Business Combinations for further details.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 11	— Intangible Assets, Net

Intangible assets, net consisted of the following as of June 30, 2012 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$113,718	$(17,250)	$96,468
Member relationships	36,145	(24,271)	11,874
Distributor relationships and other	1,236	(469)	767
	$151,099	$(41,990)	$109,109
Intangible assets, net consisted of the following as of December 31, 2011 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$75,043	$(14,072)	$60,971
Member relationships	29,325	(23,032)	6,293
Distributor relationships and other	1,230	(385)	845
	$105,598	$(37,489)	$68,109
In connection with the PMR Acquisition completed in May 2012, the Company recorded $45.1 million of intangible assets based on a preliminary appraisal. See Note 20—Business Combinations for further details.
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $1.7 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and was $3.0 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $0.8 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and was $1.3 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets, notwithstanding future acquisitions, if any, is expected to be $12.2 million, $12.0 million, $10.6 million, $7.2 million and $6.9 million for the twelve month periods ending June 30, 2013 through 2017, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units were sold by June 30, 2012. During the quarter ended June 30, 2012, approximately $1.5 million was transferred from assets held for sale to intangibles and unsold Vacation Interests, net as the pending sales on these assets were canceled and they are not expected to be sold within one year of the balance sheet date.
The $4.1 million balance in assets held for sale as of June 30, 2012 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. As of June 30, 2012, the Company is a party to sales contracts entered into during the first quarter of 2011 and the second quarter of 2012 for approximately $3.3 million and $0.2 million, respectively, of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

assets held for sale until all proceeds are received.

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
Accrued exchange company fees—estimated liability owed to an exchange company for annual dues.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture, or facilities leases classified as operating leases.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued liabilities for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued interest	$21,379	$20,618
Accrued payroll and related	16,594	18,947
Accrued commissions	8,331	5,951
Accrued other taxes	7,850	6,903
Accrued marketing expenses	6,283	4,706
Accrued exchange company fees	5,895	1,044
Accrued insurance	2,999	1,478
Accrued professional fees	2,091	2,046
Accrued operating lease liabilities	2,172	2,092
Accrued contingent litigation liabilities	1,095	1,184
Accrued call center costs	1,049	1,173
Other	5,502	4,184
Total accrued liabilities	$81,240	$70,326

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred mini-vacations and sampler programs revenue—sold but unused trial Vacation Interests. This revenue is recognized when the purchaser completes their respective stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product and a U.S. fixed-term product, both of which are three years in duration and, as such, are treated as Vacation Interest sales revenue.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Deferred revenue from an exchange company—in consideration for several agreements entered into with an exchange company in 2008 that provide the Company with call center services and exchange services, the Company received $5.0 million in consideration for the exclusive right to provide those services to the Company. In accordance with ASC 605-50 — Revenue Recognition — Customer Payments and Incentives, the $5.0 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by the exchange company.
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
Deferred revenues for the periods presented below consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred mini-vacation and sampler program revenue	$23,633	$16,954
Deferred maintenance and reserve fee revenue	21,978	11,508
THE Club deferred revenue	18,844	38,124
Deferred revenue from an exchange company	2,563	2,787
Deferred management fees and allocation revenue	1,627	—
Deferred amenity fee revenue	1,212	—
Accrued guest deposits	1,161	659
Other	899	742
Total deferred revenues	$71,917	$70,774

Note 15— Borrowings
Senior Secured Notes. On August 13, 2010, the Company completed the issuance of $425.0 million of principal amount of Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The proceeds from the Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under the Company's existing first and second lien facilities.
 First and Second Lien Facilities. On April 26, 2007, the Company entered into its first lien facility and second lien facility. The Company's first lien facility included a $250.0 million term loan and a $25.0 million revolving line of credit, with maturity dates of April 26, 2012 and April 26, 2011, respectively, and was secured by the Company's capital and assets. The $140.0 million second lien facility, which was secured by the same assets as the first lien facility but on a second lien basis, had a maturity date of April 26, 2013.
On August 13, 2010, the Company used the net proceeds from its sale of the Senior Secured Notes and other general-purpose funds to repay the $395.7 million of then-outstanding indebtedness under the Company's revolving line of credit and first and second lien facilities.
Conduit Facilities, 2009 Securitization and 2011 Securitization. On November 3, 2008, the Company entered into agreements for its 2008 Conduit Facility, pursuant to which it issued secured VOI receivable-backed variable funding notes designated as Diamond Resorts Issuer 2008 LLC, Variable Funding Notes, in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75.0 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans.
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
On April 27, 2011, the Company completed the 2011 securitization transaction and issued the Diamond Resorts Owners Trust Series 2011-1 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%.
 Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Security Agreement (the “LSSA”), dated as of April 30, 2010 with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture ("Quorum Facility") where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum of the Quorum Facility to $60.0 million and to extend the term of the agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party.
At June 30, 2012, the weighted average purchase price payment was 89.4% of the obligor loan amount and the weighted average program purchase fee was 6.7%.

ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company entered into agreements to acquire certain assets from ILX Resorts Incorporated and its affiliates through its wholly-owned subsidiary, ILXA (the "ILX Acquisition"). The purchase price was a cash payment of approximately $6.9 million and the assumption of approximately $23.8 million in liabilities. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. ILXA and each of its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.

           Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Acquisition Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the “Mystic Dunes Loan”). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

status of the receivables in the underlying portfolio does not meet certain requirements. During the six months ended June 30, 2012, Mystic Dunes, LLC made additional principal payments of $0.1 million pursuant to this requirement. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the “Tempus Loans.”

Tempus Acquisition, LLC, Mystic Dunes, LLC and each of its wholly-owned subsidiaries are special purpose unrestricted subsidiaries.

               DPM Acquisition Loan and Inventory Loan. On May 21, 2012, DPMA completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired certain real estate and timeshare related assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.

In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto, and the lenders party thereto (the “DPM Acquisition Loan”). The DPM Acquisition Loan is collateralized by substantially all of the assets of DPMA. The DPM Acquisition Loan is in an aggregate amount of $71.3 million (which consists of a $61.3 million term loan and a $10.0 million revolving loan), has an interest rate of 18.0% (of which an amount equal to not less than 10.0% is paid currently and the remaining accrued amount may be paid, at DPMA's election, in cash or accrued and added to the principal amount of the applicable term or revolving loan), and matures on May 21, 2016.

The DPM Acquisition Loan provides that (1) DPMA is required to pay quarterly (a) to Guggenheim Corporate Funding, LLC, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (2) DPMA shall make certain mandatory monthly and quarterly prepayments of amounts borrowed under the DPM Acquisition Loan, and (3) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the DPM Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to Agent and certain lenders party thereto. The proceeds of the DPM Acquisition Loan were used to fund the purchase price for the PMR Acquisition and closing costs associated therewith.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan will provide debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6% per annum, provided that LIBOR is never less than 2% nor greater than 4% per annum. As of June 30, 2012, there have been no borrowings under this facility.
DPMA and each of its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.
Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in August 2012, January 2013 and February 2013 and carry interest rates of 3.5%, 3.1% and 3.1% per annum, respectively.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

The following table presents selected information on the Company’s borrowings for the periods presented below (dollars in thousands):

	June 30, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Borrowings under Restricted Subsidiaries
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(8,997)			—	—	(9,454)
Diamond Resorts Owners Trust Series 2009-1 (1)	67,231	9.5%	3/20/2026	107,471	—	84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(558)			—	—	(659)
Diamond Resorts Owners Trust Series 2011-1 (1)	44,276	4.0%	3/20/2023	45,421	—	51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(355)			—	—	(395)
Quorum Facility (1)	42,857	6.7%	4/30/2013	45,460	17,143	31,733
2008 Conduit Facility (1)	31,133	4.5%	4/12/2013	39,328	37,829	21,111
Notes payable-insurance policies	4,356	3.2%	Various	—	—	1,814
Notes payable-other	40	3.6%	Various	—	—	56
Total Restricted Subsidiaries	604,983			237,680	54,972	605,582

Borrowings under Unrestricted Subsidiaries:
DPM Acquisition Loan (1)	64,609	20.5%	5/21/2016	—	7,186	—
Tempus Receivables Loan (1)	52,615	10.0%	7/1/2015	68,481	—	63,035
Payments in transit	(1,513)			—	—	(1,886)
10% participation interest (Tempus Acquisition, LLC) (1)	(6,285)			—	—	(6,799)
Tempus Acquisition Loan (1)	38,164	20.5%	6/30/2015	—	2,949	42,658
ILXA Inventory Loan (1)	17,413	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)	6,483	10.0%	8/31/2015	4,868	—	7,420
Tempus Inventory Loan (1)	3,523	7.5%	6/30/2016	—	—	3,599
Note Payable-RFA fees (1)	1,792	10.0%	6/20/2014	—	—	2,170
2008 Conduit Facility (1)	2,726	4.5%	4/12/2013	3,444	3,312	959
Notes payable-other	44	8.5%	10/1/2012	—	—	130
Total Unrestricted Subsidiaries	179,571			76,793	13,447	132,373
Grand Total	$784,554			$314,473	$68,419	$737,955

(1)	Non-recourse indebtedness.
Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and 2008 Conduit Facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of June 30, 2012.
Note 16 — Income Taxes

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

The income tax (benefit) provision for the three and six months ended June 30, 2012 and 2011 was determined based on the recording of a gain on bargain purchase from business combinations with corresponding deferred tax liability that produces a tax benefit through the release of the deferred tax asset valuation allowance, as well as pre-tax book income (loss) (adjusted for book-tax differences) for those periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, foreign currency and rate change adjustments, and is currently subject to the alternative minimum tax, the Company's estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $0.7 million as of June 30, 2012.
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
FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries are party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
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
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At June 30, 2012, the Company had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases will be expensed as incurred.
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
In October 2011, the HOA of one of the Company's managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million is owed by the Company. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against the Company and certain affiliates, officers, and employees of the Company and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In July 2012, the Company reached an agreement in principle with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to execution of a formal settlement agreement and court approval. The Company does not expect the settlement to have a material impact on its financial condition or results of operations.
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
At June 30, 2012 and December 31, 2011, the Company's derivative instruments were the 2010 Cap and 2012 Cap ("the Caps"), which had fair values of $0. The Caps were valued internally due to the immateriality of the balances based on cash flow models that discount the future cash flows based on a discount rate that factors in a credit risk premium and the volatility of forward rates. The Caps were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
At June 30, 2012, mortgages and contracts receivable had a balance of $283.2 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent extension of the Company’s 2008 Conduit Facility on October 14, 2011. These financial assets are classified as Level 3 as there is little market data available.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

The borrowings under the Senior Secured Notes are classified as Level 2 as they are not actively traded on the open market. At June 30, 2012, the fair value of the Senior Secured Notes was $452.6 million based on a quoted price of 1.07 on a restricted bond market.
At June 30, 2012, all of the Company’s securitization notes and 2008 Conduit Facility are classified as Level 2 since they are either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities, which the Company believes approximates similar instruments in active markets.
At June 30, 2012, the DROT 2011 Notes (net of unamortized original issue discount) had an aggregate balance of $43.9 million. The Company, with the assistance of an investment banking firm, determined the fair value of the DROT 2011 Notes was $44.9 million on the same date.
At June 30, 2012, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $66.7 million. The Company, with the assistance of an investment banking firm, determined the fair value of the DROT 2009 Notes was $71.2 million on the same date.
At June 30, 2012, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan, the Tempus Inventory Loan and the DPM Acquisition Loan had an aggregate balance of $225.7 million in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was amended in April 2012, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, the Tempus Acquisition Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011, and the DPM Acquisition Loan was issued in May 2012.
At June 30, 2012, the fair value and the carrying value of the borrowings under Notes Payable—RFA fees were both $1.8 million as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Inventory Loan, the Tempus Acquisition Loan, Note Payable-RFA fees and the DPM Acquisition Loan, was $4.4 million as of June 30, 2012. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
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
At December 31, 2011, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan and the Tempus Inventory Loan had an aggregate balance of $169.5 million in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was issued in April 2010, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, and the Tempus Acquisition Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2011, the fair value and the carrying value of the borrowings under Notes Payable—RFA fees were both $2.2 million as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Inventory Loan, and the Tempus Acquisition Loan and Note Payable-RFA fees, was $2.0 million as of December 31, 2011. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
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
The Company applied the guidance enumerated in ASC 480-10 when determining the classification and measurement of preferred stock. In addition, the Company classified the $75.0 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control.
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

Note 20 — Business Combinations
On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. During the six months ended June 30, 2012, the Company recorded a $0.1 million adjustment to reduce the gain on bargain purchase from business combination due to information received subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
On May 21, 2012, the Company completed the PMR Acquisition whereby DPMA acquired certain real estate and timeshare related assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. In order to fund the PMR Acquisition, DPMA entered into the DPM Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See Note 15— Borrowings for more information.
The PMR Acquisition added nine locations to the Company's collection of available resorts, four management contracts, VOI inventory, additional owner-families and members to the Company's owner base and an opportunity to generate additional future fee-based revenue. The Company accounted for the PMR Acquisition under the purchase method in accordance with ASC 805, “Business Combinations.” As of June 30, 2012, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary appraisal (in thousands). The Company recorded $22.9 million in gain on bargain purchase from business combinations in accordance with ASC 805-30-25 due to the fact that the assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Based on Preliminary Appraisal
Consideration:
Cash	$51,635
Fair value of total consideration transferred	$51,635

Recognized amounts of identifiable assets and liabilities assumed as of May 21, 2012:
Prepaid expenses and other assets	$315
Due from related parties, net	2,067
Other receivables, net	2,916
Mortgages and contracts receivable	1,677
Unsold Vacation Interests	36,221
Property and equipment	1,408
Intangible assets	45,100
Total assets	89,704
Deferred tax liability	13,453
Liabilities assumed	1,736
Total identifiable net assets	$74,515

Gain on bargain purchase from business combination	$22,880

Acquired PMR intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management Contracts	15	$38,300
Customer Lists	3	6,800
Total acquired intangible assets		$45,100

The PMR Acquisition contributed $4.9 million of revenue and $30.9 million of net income, which includes $22.9 million of gain on bargain purchase, from the acquisition date through June 30, 2012. These amounts are included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012.
The following table presents unaudited consolidated pro forma financial information as if the closing of the PMR Acquisition had occurred on January 1, 2011 for purposes of the financial information presented for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$127,688	$104,904	$247,756	$203,554
Net income (loss)	$10,513	$(2,337)	$(2,362)	$(14,609)

The historical unaudited consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the PMR Acquisition, (2) factually supportable, and (3) expected to have a continuing impact on

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

the combined results of the Company and DPMA.

The unaudited pro forma results have been adjusted with respect to certain aspects of the PMR Acquisition to reflect:

•	the consummation of the acquisition;

•	changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting therefrom;

•	additional indebtedness, including, but not limited to, debt issuance costs and interest expense, incurred in connection with the acquisition;

•	the removal of legal and professional fees incurred in connection with the PMR Acquisition;

•
the removal of PMR reorganization items relating to the impairment of assets that were subsequently measured at fair value upon the completion of the PMR Acquisition and professional fees related to the PMR Acquisition and bankruptcy proceedings, which do not relate to continuing operations; and

•	the removal of the gain on bargain purchase from business combination.
The unaudited pro forma results do not reflect future events that either have occurred or may occur after the PMR Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain one-time charges the Company expects to incur in connection with the PMR Acquisition, including, but not limited to, transitional/integration costs and charges that are expected to achieve ongoing cost savings and synergies.

Note 21 — Segment Reporting
The Company presents its results of operations in two segments: (1) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of THE Club and the provision of other services; and (2) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$70,576	$—	$70,576	$—	$52,470	$—	$52,470
Provision for uncollectible Vacation Interest sales revenue	—	(5,702)	—	(5,702)	—	(3,753)	—	(3,753)
Vacation Interest, net	—	64,874	—	64,874	—	48,717	—	48,717
Management and member services	28,295	—	—	28,295	24,208	—	—	24,208
Consolidated resort operations	8,627	—	—	8,627	7,242	—	—	7,242
Interest	—	12,137	375	12,512	—	9,298	503	9,801
Other	1,934	5,202	—	7,136	1,029	2,790	—	3,819
Total revenues	38,856	82,213	375	121,444	32,479	60,805	503	93,787
Costs and Expenses:
Vacation Interest cost of sales	—	(7,834)	—	(7,834)	—	(5,681)	—	(5,681)
Advertising, sales and marketing	—	40,218	—	40,218	—	33,197	—	33,197
Vacation Interest carrying cost, net	—	9,176	—	9,176	—	7,347	—	7,347
Management and member services	8,460	—	—	8,460	5,688	—	—	5,688
Consolidated resort operations	8,224	—	—	8,224	7,106	—	—	7,106
Loan portfolio	218	2,165	—	2,383	260	1,764	—	2,024
Other operating	—	1,807	—	1,807	—	862	—	862
General and administrative	—	—	22,201	22,201	—	—	18,669	18,669
Depreciation and amortization	—	—	4,369	4,369	—	—	3,142	3,142
Interest	—	4,767	18,452	23,219	—	4,377	15,531	19,908
Impairments and other write-offs	—	—	—	—	—	—	240	240
Gain on disposal of assets	—	—	(24)	(24)	—	—	(363)	(363)
Gain on bargain purchase from business combinations	—	—	(22,698)	(22,698)	—	—	—	—
Total costs and expenses	16,902	50,299	22,300	89,501	13,054	41,866	37,219	92,139
Income (loss) before benefit for income taxes	21,954	31,914	(21,925)	31,943	19,425	18,939	(36,716)	1,648
Benefit for income taxes	—	—	(14,668)	(14,668)	—	—	(891)	(891)
Net income (loss)	$21,954	$31,914	$(7,257)	$46,611	$19,425	$18,939	$(35,825)	$2,539

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Six Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Six months ended June 30, 2012				Six months ended June 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$129,263	$—	$129,263	$—	$94,403	$—	$94,403
Provision for uncollectible Vacation Interest sales revenue	—	(9,817)	—	(9,817)	—	(6,743)	—	(6,743)
Vacation Interest, net	—	119,446	—	119,446	—	87,660	—	87,660
Management and member services	55,575	—	—	55,575	47,503	—	—	47,503
Consolidated resort operations	17,161	—	—	17,161	14,188	—	—	14,188
Interest	—	25,464	704	26,168	—	18,713	917	19,630
Other	2,816	9,228	—	12,044	7,375	4,963	—	12,338
Total revenues	75,552	154,138	704	230,394	69,066	111,336	917	181,319
Costs and Expenses:
Vacation Interest cost of sales	—	397	—	397	—	(5,614)	—	(5,614)
Advertising, sales and marketing	—	75,037	—	75,037	—	61,633	—	61,633
Vacation Interest carrying cost, net	—	18,448	—	18,448	—	15,907	—	15,907
Management and member services	16,735	—	—	16,735	11,815	—	—	11,815
Consolidated resort operations	15,306	—	—	15,306	13,274	—	—	13,274
Loan portfolio	441	4,293	—	4,734	439	3,717	—	4,156
Other operating	—	2,965	—	2,965	—	1,480	—	1,480
General and administrative	—	—	42,961	42,961	—	—	37,723	37,723
Depreciation and amortization	—	—	8,174	8,174	—	—	6,312	6,312
Interest	—	9,687	35,463	45,150	—	8,433	29,847	38,280
Impairments and other write-offs	—	—	(11)	(11)	—	—	323	323
Gain on disposal of assets	—	—	(96)	(96)	—	—	(372)	(372)
Gain on bargain purchase from business combinations	—	—	(22,749)	(22,749)	—	—	—	—
Total costs and expenses	32,482	110,827	63,742	207,051	25,528	85,556	73,833	184,917
Income (loss) before (benefit) provision for income taxes	43,070	43,311	(63,038)	23,343	43,538	25,780	(72,916)	(3,598)
(Benefit) provision for income taxes	—	—	(13,693)	(13,693)	—	—	582	582
Net income (loss)	$43,070	$43,311	$(49,345)	$37,036	$43,538	$25,780	$(73,498)	$(4,180)

Note 22 — Condensed Consolidating Financial Statements - Restricted and Unrestricted Subsidiaries
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated “Unrestricted Subsidiaries” for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. As of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

June 30, 2012 and December 31, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, Tempus Acquisition, LLC and its subsidiaries, and DPMA and its subsidiaries. As of June 30, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILX Acquisition and its subsidiaries, and Tempus Acquisition, LLC and its subsidiaries. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flow of Unrestricted Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to current and potential investors in the Senior Secured Notes as well as others.
CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2012 (in thousands) (Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$17,001	$875	$—	$17,876
Cash in escrow and restricted cash	42,206	638	—	42,844
Mortgages and contracts receivable, net of allowance of $52,184, $28,717, $0 and $80,901, respectively	233,952	49,294	(4)	283,242
Due from related parties, net	34,421	(6,127)	(2,511)	25,783
Other receivables, net	17,650	7,173	16	24,839
Income tax receivable	2,045	—	—	2,045
Prepaid expenses and other assets, net	84,099	14,353	(1,074)	97,378
Unsold Vacation Interests, net	254,722	74,760	(8,770)	320,712
Property and equipment, net	28,990	22,829	—	51,819
Assets held for sale	3,958	154	—	4,112
Intangible assets, net	32,614	76,495	—	109,109
Total assets	$751,658	$240,444	$(12,343)	$979,759
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$13,913	$2,257	$—	$16,170
Due to related parties, net	70,926	41,161	(9,691)	102,396
Accrued liabilities	76,605	5,697	(1,062)	81,240
Income taxes payable	3,354	—	—	3,354
Deferred revenues	70,196	1,721	—	71,917
Senior Secured Notes, net of original issue discount of $8,997, $0, $0 and $8,997, respectively	416,003	—	—	416,003
Securitization notes and conduit facility, net of original issue discount of $913, $0, $0 and $913, respectively	184,584	54,026	—	238,610
Notes payable	4,396	125,545	—	129,941
Total liabilities	839,977	230,407	(10,753)	1,059,631

Member capital (deficit)	152,238	9,675	(9,675)	152,238
(Accumulated deficit) retained earnings	(222,516)	967	7,508	(214,041)
Accumulated other comprehensive (loss) income	(18,041)	(605)	577	(18,069)
Total member (deficit) capital	(88,319)	10,037	(1,590)	(79,872)
Total liabilities and member capital (deficit)	$751,658	$240,444	$(12,343)	$979,759

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$67,191	$3,385	$—	$70,576
Provision for uncollectible Vacation Interest sales revenue	(6,535)	833	—	(5,702)
Vacation Interest, net	60,656	4,218	—	64,874
Management and member services	27,782	2,970	(2,457)	28,295
Consolidated resort operations	7,336	1,291	—	8,627
Interest	9,392	3,120	—	12,512
Other	8,509	5,228	(6,601)	7,136
Total revenues	113,675	16,827	(9,058)	121,444
Costs and Expenses:
Vacation Interest cost of sales	(7,976)	142	—	(7,834)
Advertising, sales and marketing	38,765	1,689	(236)	40,218
Vacation Interest carrying cost, net	8,270	1,632	(726)	9,176
Management and member services	8,434	2,231	(2,205)	8,460
Consolidated resort operations	6,935	1,289	—	8,224
Loan portfolio	2,329	599	(545)	2,383
Other operating	2,502	1,142	(1,837)	1,807
General and administrative	17,410	4,791	—	22,201
Depreciation and amortization	2,217	2,152	—	4,369
Interest	16,917	6,302	—	23,219
Gain on disposal of assets	(24)	—	—	(24)
Gain on bargain purchase from business combinations	—	(22,698)	—	(22,698)
Total costs and expenses	95,779	(729)	(5,549)	89,501
Income (loss) before benefit for income taxes	17,896	17,556	(3,509)	31,943
Benefit for income taxes	(1,216)	(13,452)	—	(14,668)
Net Income (loss)	$19,112	$31,008	$(3,509)	$46,611

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$123,092	$6,171	$—	$129,263
Provision for uncollectible Vacation Interest sales revenue	(10,634)	817	—	(9,817)
Vacation Interest, net	112,458	6,988	—	119,446
Management and member services	55,251	4,953	(4,629)	55,575
Consolidated resort operations	14,168	2,993	—	17,161
Interest	18,800	7,368	—	26,168
Other	14,623	8,196	(10,775)	12,044
Total revenues	215,300	30,498	(15,404)	230,394
Costs and Expenses:
Vacation Interest cost of sales	128	269	—	397
Advertising, sales and marketing	72,351	3,102	(416)	75,037
Vacation Interest carrying cost, net	16,357	3,210	(1,119)	18,448
Management and member services	16,558	3,516	(3,339)	16,735
Consolidated resort operations	12,766	2,540	—	15,306
Loan portfolio	4,644	939	(849)	4,734
Other operating	4,336	1,896	(3,267)	2,965
General and administrative	34,143	8,818	—	42,961
Depreciation and amortization	4,445	3,729	—	8,174
Interest	33,582	11,568	—	45,150
Impairments and other write-offs	(11)	—	—	(11)
Gain on disposal of assets	(96)	—	—	(96)
Gain on bargain purchase from business combinations	—	(22,749)	—	(22,749)
Total costs and expenses	199,203	16,838	(8,990)	207,051
Income (loss) before benefit for income taxes	16,097	13,660	(6,414)	23,343
Benefit for income taxes	(241)	(13,452)	—	(13,693)
Net income (loss)	$16,338	$27,112	$(6,414)	$37,036

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Operating activities:
Net loss (income)	$16,338	$27,112	$(6,414)	$37,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	10,634	(817)	—	9,817
Amortization of capitalized financing costs and original issue discounts	2,730	352	—	3,082
Amortization of capitalized loan origination costs and portfolio discounts (premiums)	1,459	(859)	—	600
Depreciation and amortization	4,445	3,729	—	8,174
Impairments and other write-offs	(11)	—	—	(11)
Gain on disposal of assets	(96)	—	—	(96)
Gain on bargain purchase from business combinations	—	(22,749)	—	(22,749)
Deferred income taxes	—	(13,453)	—	(13,453)
Loss on foreign currency exchange	56	—	—	56
Gain on mortgage repurchase	(19)	—	—	(19)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(18,219)	9,532	(2)	(8,689)
Due from related parties, net	1,547	4,714	502	6,763
Other receivables, net	14,829	(1,752)	3	13,080
Prepaid expenses and other assets, net	(40,111)	(2,708)	(72)	(42,891)
Unsold Vacation Interests, net	(27,503)	(3,905)	5,566	(25,842)
Accounts payable	2,208	1,567	—	3,775
Due to related parties, net	46,242	4,774	336	51,352
Accrued liabilities	8,150	2,935	81	11,166
Income taxes payable (receivable)	(1,589)	—	—	(1,589)
Deferred revenues	(662)	1,690		1,028
Net cash provided by operating activities	20,428	10,162	—	30,590
Investing activities:
Property and equipment capital expenditures	(5,855)	(252)	—	(6,107)
Purchase of assets in connections with PMR Acquisition	—	(51,635)	—	(51,635)
Proceeds from sale of assets	320	—	—	320
Net cash used in investing activities	(5,535)	(51,887)	—	(57,422)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(8,825)	$(32)	$—	$(8,857)
Proceeds from issuance of securitization notes and Funding Facilities	44,119	1,766	—	45,885
Proceeds from issuance of notes payable	—	64,125	—	64,125
Payments on securitization notes and Funding Facilities	(47,841)	(10,470)	—	(58,311)
Payments on notes payable	(5,048)	(10,468)	—	(15,516)
Payments of debt issuance costs	(24)	(2,570)	—	(2,594)
Payments of costs related to issuance of common and preferred units	(9)	—	—	(9)
Net cash (used in) provided by financing activities	(17,628)	42,351	—	24,723
Net (decrease) increase in cash and cash equivalents	(2,735)	626	—	(2,109)
Effect of changes in exchange rates on cash and cash equivalents	88	—	—	88
Cash and cash equivalents, beginning of period	19,648	249	—	19,897
Cash and cash equivalents, end of period	$17,001	$875	$—	$17,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32,289	$6,773	$—	$39,062
Cash paid for taxes, net of tax refunds	$1,347	$—	$—	$1,347
Purchase of assets in connection with PMR Acquisition:
Fair value of assets acquired based on a preliminary report	$—	$89,704	$—	$89,704
Gain on bargain purchase recognized	—	(22,880)	—	(22,880)
Cash paid	—	(51,635)	—	(51,635)
Deferred tax liability	—	(13,453)	—	(13,453)
Liabilities assumed	$—	$1,736	$—	$1,736

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,573	$—	$—	$7,573
Assets held for sale reclassified to unsold Vacation Interests	$1,315	$—	$—	$1,315
Assets held for sale reclassified to other intangibles	$187	$—	$—	$187

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$19,648	$249	$—	$19,897
Cash in escrow and restricted cash	33,370	618	—	33,988
Mortgages and contracts receivable, net of allowance of $50,519, $33,579, $0 and $84,098, respectively	227,835	55,473	(6)	283,302
Due from related parties, net	33,687	(3,413)	(2,009)	28,265
Other receivables, net	32,579	2,455	19	35,053
Income tax receivable	629	—	—	629
Prepaid expenses and other assets, net	45,402	9,221	(1,146)	53,477
Unsold Vacation Interests, net	225,375	34,634	(3,204)	256,805
Property and equipment, net	25,943	22,234	—	48,177
Assets held for sale	5,517	—	—	5,517
Intangible assets, net	34,050	34,059	—	68,109
Total assets	$684,035	$155,530	$(6,346)	$833,219

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$11,663	$690	$—	$12,353
Due to related parties, net	28,684	36,450	(9,612)	55,522
Accrued liabilities	68,316	3,153	(1,143)	70,326
Income taxes payable	3,491	—	—	3,491
Deferred revenues	70,743	31	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0 and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $1,054, $0, $0 and $1,054, respectively	188,165	62,730	—	250,895
Notes payable	1,871	69,643	—	71,514
Total liabilities	788,479	172,697	(10,755)	950,421

Member capital (deficit)	152,247	9,675	(9,675)	152,247
(Accumulated deficit) retained earnings	(238,345)	(26,140)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(18,346)	(702)	676	(18,372)
Total member (deficit) capital	(104,444)	(17,167)	4,409	(117,202)
Total liabilities and member capital (deficit)	$684,035	$155,530	$(6,346)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$50,508	$1,962	$—	$52,470
Provision for uncollectible Vacation Interest sales revenue	(3,754)	1	—	(3,753)
Vacation Interest, net	46,754	1,963	—	48,717
Management and member services	24,351	996	(1,139)	24,208
Consolidated resort operations	7,012	230	—	7,242
Interest	9,357	444	—	9,801
Other	4,196	19	(396)	3,819
Total revenues	91,670	3,652	(1,535)	93,787
Costs and Expenses:
Vacation Interest cost of sales	(5,759)	78	—	(5,681)
Advertising, sales and marketing	32,009	1,332	(144)	33,197
Vacation Interest carrying cost, net	6,360	1,161	(174)	7,347
Management and member services	5,076	1,642	(1,030)	5,688
Consolidated resort operations	6,838	268	—	7,106
Loan portfolio	1,960	64	—	2,024
Other operating	1,069	24	(231)	862
General and administrative	15,742	2,892	35	18,669
Depreciation and amortization	2,602	540	—	3,142
Interest	18,655	1,253	—	19,908
Impairments and other write-offs	230	10	—	240
Gain on disposal of assets	(363)	—	—	(363)
Total costs and expenses	84,419	9,264	(1,544)	92,139
Income (loss) before benefit for income taxes	7,251	(5,612)	9	1,648
Benefit for income taxes	(795)	(96)	—	(891)
Net income (loss)	$8,046	$(5,516)	$9	$2,539

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$91,959	$2,443	$1	$94,403
Provision for uncollectible Vacation Interest sales revenue	(6,671)	(72)	—	(6,743)
Vacation Interest, net	85,288	2,371	1	87,660
Management and member services	47,700	1,759	(1,956)	47,503
Consolidated resort operations	13,796	392	—	14,188
Interest	18,733	897	—	19,630
Other	12,907	21	(590)	12,338
Total revenues	178,424	5,440	(2,545)	181,319
Costs and Expenses:
Vacation Interest cost of sales	(5,723)	109	—	(5,614)
Advertising, sales and marketing	60,096	1,711	(174)	61,633
Vacation Interest carrying cost, net	13,645	2,631	(369)	15,907
Management and member services	10,462	3,204	(1,851)	11,815
Consolidated resort operations	12,782	492	—	13,274
Loan portfolio	4,021	135	—	4,156
Other operating	1,686	25	(231)	1,480
General and administrative	31,798	5,856	69	37,723
Depreciation and amortization	5,268	1,044	—	6,312
Interest	35,864	2,416	—	38,280
Impairments and other write-offs	313	10	—	323
(Gain) loss on disposal of assets	(500)	128	—	(372)
Total costs and expenses	169,712	17,761	(2,556)	184,917
Income (loss) before provision (benefit) for income taxes	8,712	(12,321)	11	(3,598)
Provision (benefit) for income taxes	791	(209)	—	582
Net income (loss)	$7,921	$(12,112)	$11	$(4,180)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$7,921	$(12,112)	$11	(4,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	6,671	72	—	6,743
Amortization of capitalized financing costs and original issue discounts	3,252	82	—	3,334
Amortization of capitalized loan origination costs and portfolio discounts	1,145	—	—	1,145
Depreciation and amortization	5,268	1,044	—	6,312
Impairments and other write-offs	313	10	—	323
(Gain) loss on disposal of assets	(500)	128	—	(372)
Gain on foreign currency exchange	(17)	—	—	(17)
Gain on mortgage repurchase	(120)	—	—	(120)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	4,590	1,314	(6)	5,898
Due from related parties, net	(205)	(59)	(41)	(305)
Other receivables, net	17,568	929	—	18,497
Prepaid expenses and other assets, net	(31,821)	(3,283)	(47)	(35,151)
Unsold Vacation Interests, net	(25,445)	(2,842)	—	(28,287)
Accounts payable	973	(131)	—	842
Due to related parties, net	25,594	17,615	88	43,297
Accrued liabilities	7,458	(228)	(5)	7,225
Income taxes payable (receivable)	1,156	(209)	—	947
Deferred revenues	(8,716)	222	—	(8,494)
Net cash provided by operating activities	11,471	2,552	—	14,023
Investing activities:
Property and equipment capital expenditures	(3,245)	(59)	—	(3,304)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	2,003	1	—	2,004
Net cash used in investing activities	$(1,242)	$(3,551)	$—	$(4,793)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(3,287)	$2	$—	$(3,285)
Proceeds from issuance of securitization notes and Funding Facilities	80,554	—	—	80,554
Proceeds from issuance of notes payable	—	3,200	—	3,200
Payments on securitization notes and Funding Facilities	(79,770)	(1,740)	—	(81,510)
Payments on notes payable	(4,034)	(363)	—	(4,397)
Payments of debt issuance costs	(2,751)	11	—	(2,740)
Proceeds from issuance of common and preferred units	10,151	—	—	10,151
Repurchase of a portion of outstanding warrants	(10,151)	—	—	(10,151)
Payments on costs related to issuance of common and preferred units	(76)	—	—	(76)
Net cash (used in) provided by financing activities	(9,364)	1,110	—	(8,254)
Net increase in cash and cash equivalents	865	111	—	976
Effect of changes in exchange rates on cash and cash equivalents	313	—	—	313
Cash and cash equivalents, beginning of period	27,163	166	—	27,329
Cash and cash equivalents, end of period	$28,341	$277	$—	$28,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$33,850	$1,370	$—	$35,220
Cash tax refunds, net of cash paid for taxes	$(340)	$—	$—	$(340)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$5,713	$—	$—	$5,713
Assets held for sale reclassified to unsold Vacation Interests	$3,082	$—	$—	$3,082

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
CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2012 (in thousands) (Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$8,467	$9,409	$—	$17,876
Cash in escrow and restricted cash	27,026	15,818	—	42,844
Mortgages and contracts receivable, net of allowance of $35,419, $45,482, $0 and $80,901, respectively	1,184	282,062	(4)	283,242
Due from related parties, net	104,513	23,598	(102,328)	25,783
Other receivables, net	12,483	12,340	16	24,839
Income tax receivable	2,017	28	—	2,045
Prepaid expenses and other assets, net	74,220	37,354	(14,196)	97,378
Unsold Vacation Interests, net	223,117	106,365	(8,770)	320,712
Property and equipment, net	24,793	27,026	—	51,819
Assets held for sale	—	4,112	—	4,112
Intangible assets, net	28,615	80,494	—	109,109
Total assets	$506,435	$598,606	$(125,282)	$979,759
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$10,120	$6,050	$—	$16,170
Due to related parties, net	49,659	170,843	(118,106)	102,396
Accrued liabilities	60,498	21,804	(1,062)	81,240
Income taxes payable	(3)	3,357	—	3,354
Deferred revenues	60,211	11,706	—	71,917
Senior Secured Notes, net of original issue discount of $8,997, $0, $0 and $8,997, respectively	416,003	—	—	416,003
Securitization notes and Funding Facilities, net of original issue discount of $0, $913, $0 and $913, respectively	—	238,610	—	238,610
Notes payable	4,375	125,566	—	129,941
Total liabilities	600,863	577,936	(119,168)	1,059,631

Member capital	139,765	26,669	(14,196)	152,238
Accumulated deficit	(209,466)	(12,080)	7,505	(214,041)
Accumulated other comprehensive (loss) income	(24,727)	6,081	577	(18,069)
Total member (deficit) capital	(94,428)	20,670	(6,114)	(79,872)
Total liabilities and member capital (deficit)	$506,435	$598,606	$(125,282)	$979,759

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$61,612	$8,964	$—	$70,576
Provision for uncollectible Vacation Interest sales revenue	(6,445)	743	—	(5,702)
Vacation Interest, net	55,167	9,707	—	64,874
Management and member services	22,923	7,829	(2,457)	28,295
Consolidated resort operations	6,720	1,907	—	8,627
Interest	439	12,700	(627)	12,512
Other	9,247	6,015	(8,126)	7,136
Total revenues	94,496	38,158	(11,210)	121,444
Costs and Expenses:
Vacation Interest cost of sales	(8,588)	754	—	(7,834)
Advertising, sales and marketing	34,834	5,620	(236)	40,218
Vacation Interest carrying cost, net	4,801	5,101	(726)	9,176
Management and member services	7,111	3,554	(2,205)	8,460
Consolidated resort operations	6,574	1,650	—	8,224
Loan portfolio	2,078	2,372	(2,067)	2,383
Other operating	2,447	1,197	(1,837)	1,807
General and administrative	13,702	8,500	(1)	22,201
Depreciation and amortization	1,752	2,617	—	4,369
Interest	11,307	12,539	(627)	23,219
Impairments and other write-offs	7	(7)	—	—
Loss (gain) on disposal of assets	5	(29)	—	(24)
Gain on bargain purchase from business combinations	—	(22,698)	—	(22,698)
Total costs and expenses	76,030	21,170	(7,699)	89,501
Income (loss) before benefit for income taxes	18,466	16,988	(3,511)	31,943
Benefit for income taxes	(1,594)	(13,074)	—	(14,668)
Net income (loss)	$20,060	$30,062	$(3,511)	$46,611

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$113,181	$16,082	$—	$129,263
Provision for uncollectible Vacation Interest sales revenue	(10,513)	696	—	(9,817)
Vacation Interest, net	102,668	16,778	—	119,446
Management and member services	46,002	14,202	(4,629)	55,575
Consolidated resort operations	13,183	3,978	—	17,161
Interest	947	26,484	(1,263)	26,168
Other	16,088	9,767	(13,811)	12,044
Total revenues	178,888	71,209	(19,703)	230,394
Costs and Expenses:
Vacation Interest cost of sales	(1,793)	2,190	—	397
Advertising, sales and marketing	65,346	10,107	(416)	75,037
Vacation Interest carrying cost, net	10,153	9,414	(1,119)	18,448
Management and member services	13,782	6,292	(3,339)	16,735
Consolidated resort operations	12,090	3,216	—	15,306
Loan portfolio	4,209	4,405	(3,880)	4,734
Other operating	4,235	1,997	(3,267)	2,965
General and administrative	27,640	15,323	(2)	42,961
Depreciation and amortization	3,584	4,590	—	8,174
Interest	22,654	23,759	(1,263)	45,150
Impairments and other write-offs	18	(29)	—	(11)
Loss (gain) on disposal of assets	4	(100)	—	(96)
Gain on bargain purchase from business combinations	—	(22,749)	—	(22,749)
Total costs and expenses	161,922	58,415	(13,286)	207,051
Income (loss) before benefit for income taxes	16,966	12,794	(6,417)	23,343
Benefit for income taxes	(1,064)	(12,629)	—	(13,693)
Net income (loss)	$18,030	$25,423	$(6,417)	$37,036

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$18,030	$25,423	$(6,417)	$37,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	10,513	(696)	—	9,817
Amortization of capitalized financing costs and original issue discounts	1,165	1,917	—	3,082
Amortization of capitalized loan origination costs and portfolio premiums	1,459	(859)	—	600
Depreciation and amortization	3,584	4,590	—	8,174
Impairments and other write-offs	18	(29)	—	(11)
Loss (gain) on disposal of assets	4	(100)	—	(96)
Gain on bargain purchase from business combinations	—	(22,749)	—	(22,749)
Deferred income taxes	—	(13,453)	—	(13,453)
Loss on foreign currency exchange	—	56	—	56
Gain on mortgage repurchase	(19)	—	—	(19)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(6,603)	(2,085)	(1)	(8,689)
Due from related parties, net	(4,304)	11,032	35	6,763
Other receivables, net	10,676	2,830	(426)	13,080
Prepaid expenses and other assets, net	(27,922)	(14,791)	(178)	(42,891)
Unsold Vacation Interests, net	(25,757)	(5,651)	5,566	(25,842)
Accounts payable	2,355	1,420	—	3,775
Due to related parties, net	28,370	22,535	447	51,352
Accrued liabilities	7,255	2,937	974	11,166
Income taxes payable (receivable)	(1,416)	(173)	—	(1,589)
Deferred revenues	450	578	—	1,028
Net cash provided by operating activities	17,858	12,732	—	30,590
Investing activities:
Property and equipment capital expenditures	(5,728)	(379)	—	(6,107)
Purchase of assets in connection with PMR Acquisition	—	(51,635)	—	(51,635)
Proceeds from sale of assets	1	319	—	320
Net cash used in investing activities	(5,727)	(51,695)	—	(57,422)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(9,453)	$596	$—	$(8,857)
Proceeds from issuance of securitization notes and Funding Facilities	—	45,885	—	45,885
Proceeds from issuance of notes payable	—	64,125	—	64,125
Payments on securitization notes and Funding Facilities	—	(58,311)	—	(58,311)
Payments on notes payable	(5,039)	(10,477)	—	(15,516)
Payments of debt issuance costs	1	(2,595)	—	(2,594)
Payments of costs related to issuance of common and preferred units	(9)	—	—	(9)
Net cash (used in) provided by financing activities	(14,500)	39,223	—	24,723
Net (decrease) Increase in cash and cash equivalents	(2,369)	260	—	(2,109)
Effect of changes in exchange rates on cash and cash equivalents	—	88	—	88
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$8,467	$9,409	$—	$17,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,584	$13,478	$—	$39,062
Cash paid for taxes, net of cash refunds	$350	$997	$—	$1,347
Purchase of assets in connection with PMR Acquisition:
Fair value of assets acquired based on a preliminary report	$—	$89,704	$—	$89,704
Gain on bargain purchase recognized	—	(22,880)	—	$(22,880)
Cash paid	—	(51,635)	—	$(51,635)
Deferred tax liability	—	(13,453)	—	$(13,453)
Liabilities assumed	$—	$1,736	$—	$1,736

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,573	$—	$—	$7,573
Assets held for sale reclassified to unsold Vacation Interests	$—	$1,315	$—	$1,315
Assets held for sale reclassified to other intangibles	$—	$187	$—	$187

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)
(Unaudited)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$10,836	$9,061	$—	$19,897
Cash in escrow and restricted cash	17,573	16,415	—	33,988
Mortgages and contracts receivable, net of allowance of $23,364, $60,734, $0 and $84,098, respectively	6,576	276,731	(5)	283,302
Due from related parties, net	93,091	32,739	(97,565)	28,265
Other receivables, net	23,159	12,304	(410)	35,053
Income tax receivable	604	25	—	629
Prepaid expenses and other assets, net	46,253	21,492	(14,268)	53,477
Unsold Vacation Interests, net	197,318	62,691	(3,204)	256,805
Property and equipment, net	21,446	26,731	—	48,177
Assets held for sale	—	5,517	—	5,517
Intangible assets, net	29,824	38,285	—	68,109
Total assets	$446,680	$501,991	$(115,452)	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$7,765	$4,588	$—	$12,353
Due to related parties, net	21,547	147,257	(113,282)	55,522
Accrued liabilities	53,219	19,143	(2,036)	70,326
Income taxes payable	—	3,491	—	3,491
Deferred revenues	59,761	11,013	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0 and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $0, $1,054, $0 and $1,054, respectively	—	250,895	—	250,895
Notes payable	1,841	69,673	—	71,514
Total liabilities	559,679	506,060	(115,318)	950,421

Member capital (deficit)	139,773	26,692	(14,218)	152,247
Accumulated deficit	(226,982)	(37,503)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(25,790)	6,742	676	(18,372)
Total member capital (deficit)	(112,999)	(4,069)	(134)	(117,202)
Total liabilities and member capital (deficit)	$446,680	$501,991	$(115,452)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011
(In thousands)
(Unaudited)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$45,102	$7,368	$—	$52,470
Provision for uncollectible Vacation Interest sales revenue	(3,725)	(28)	—	(3,753)
Vacation Interest, net	41,377	7,340	—	48,717
Management and member services	19,607	5,740	(1,139)	24,208
Consolidated resort operations	6,388	854	—	7,242
Interest	471	9,330	—	9,801
Other	4,932	675	(1,788)	3,819
Total revenues	72,775	23,939	(2,927)	93,787
Costs and Expenses:
Vacation Interest cost of sales	(6,398)	717	—	(5,681)
Advertising, sales and marketing	28,102	5,239	(144)	33,197
Vacation Interest carrying cost, net	4,157	3,366	(176)	7,347
Management and member services	3,665	3,053	(1,030)	5,688
Consolidated resort operations	6,459	647	—	7,106
Loan portfolio	1,744	1,671	(1,391)	2,024
Other operating	1,069	24	(231)	862
General and administrative	12,265	6,369	35	18,669
Depreciation and amortization	2,191	951	—	3,142
Interest	11,274	8,634	—	19,908
Impairments and other write-offs	91	149	—	240
Loss (gain) on disposal of assets	4	(367)	—	(363)
Total costs and expenses	64,623	30,453	(2,937)	92,139
Income (loss) before provision (benefit) for income taxes	8,152	(6,514)	10	1,648
Provision (benefit) for income taxes	382	(1,273)	—	(891)
Net income (loss)	$7,770	$(5,241)	$10	$2,539

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$83,045	$11,357	$1	$94,403
Provision for uncollectible Vacation Interest sales revenue	(6,639)	(104)	—	(6,743)
Vacation Interest, net	76,406	11,253	1	87,660
Management and member services	38,508	10,951	(1,956)	47,503
Consolidated resort operations	12,549	1,639	—	14,188
Interest	1,063	18,567	—	19,630
Other	14,483	1,275	(3,420)	12,338
Total revenues	143,009	43,685	(5,375)	181,319
Costs and Expenses:
Vacation Interest cost of sales	(6,844)	1,230	—	(5,614)
Advertising, sales and marketing	52,620	9,187	(174)	61,633
Vacation Interest carrying cost, net	8,811	7,466	(370)	15,907
Management and member services	7,207	6,459	(1,851)	11,815
Consolidated resort operations	11,983	1,291	—	13,274
Loan portfolio	3,689	3,297	(2,830)	4,156
Other operating	1,689	22	(231)	1,480
General and administrative	25,134	12,520	69	37,723
Depreciation and amortization	4,461	1,851	—	6,312
Interest	23,521	14,759	—	38,280
Impairments and other write-offs	174	149	—	323
Loss (gain) on disposal of assets	8	(380)	—	(372)
Total costs and expenses	132,453	57,851	(5,387)	184,917
Income (loss) before provision (benefit) for income taxes	10,556	(14,166)	12	(3,598)
Provision (benefit) for income taxes	1,236	(654)	—	582
Net income (loss)	$9,320	$(13,512)	$12	$(4,180)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$9,320	$(13,512)	$12	$(4,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	6,639	104	—	6,743
Amortization of capitalized financing costs and original issue discounts	1,037	2,297	—	3,334
Amortization of capitalized loan origination costs and portfolio discounts	1,145	—	—	1,145
Depreciation and amortization	4,461	1,851	—	6,312
Impairments and other write-offs	174	149	—	323
Loss (gain) on disposal of assets	8	(380)	—	(372)
Gain on foreign currency exchange	—	(17)	—	(17)
Gain on mortgage repurchase	(120)	—	—	(120)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	1,770	4,134	(6)	5,898
Due from related parties, net	(3,375)	3,247	(177)	(305)
Other receivables, net	13,632	4,857	8	18,497
Prepaid expenses and other assets, net	(9,058)	(12,963)	(13,130)	(35,151)
Unsold Vacation Interests, net	(21,599)	(6,688)	—	(28,287)
Accounts payable	120	722	—	842
Due to related parties, net	18,765	11,225	13,307	43,297
Accrued liabilities	3,134	4,105	(14)	7,225
Income taxes payable (receivable)	597	350	—	947
Deferred revenues	(7,178)	(1,316)	—	(8,494)
Net cash provided by (used in) operating activities	15,858	(1,835)	—	14,023
Investing activities:
Property and equipment capital expenditures	(2,795)	(509)	—	(3,304)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	4	2,000	—	2,004
Net cash used in investing activities	(2,791)	(2,002)	—	(4,793)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	(5,240)	1,955	—	(3,285)
Proceeds from issuance of securitization notes and Funding Facilities	—	80,554	—	80,554
Proceeds from issuance of notes payable	—	3,200	—	3,200
Payments on securitization notes and Funding Facilities	(2,061)	(79,449)	—	(81,510)
Payments on notes payable	(4,017)	(380)	—	(4,397)
Payments of debt issuance costs	(669)	(2,071)	—	(2,740)
Proceeds from issuance of common and preferred units	10,151	—	—	10,151
Repurchase of a portion of outstanding warrants	(10,151)	—	—	(10,151)
Payments of costs related to issuance of common and preferred units	(76)	—	—	(76)
Net cash (used in) provided by financing activities	(12,063)	3,809	—	(8,254)
Net increase (decrease) in cash and cash equivalents	1,004	(28)	—	976
Effect of changes in exchange rates on cash and cash equivalents	—	313	—	313
Cash and cash equivalents, beginning of period	18,586	8,743	—	27,329
Cash and cash equivalents, end of period	$19,590	$9,028	$—	$28,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,712	$9,508	$—	$35,220
Cash paid for taxes, net of cash refunds	$641	$(981)	$—	$(340)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$5,713	$—	$—	$5,713
Assets held for sale reclassified to unsold Vacation Interests	$3,082	$—	$—	$3,082

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 24 — Geographic Financial Information
The Company conducts its Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. The Company’s North America operations include the Company’s branded resorts in the continental United States, Hawaii, Mexico, Canada and the Caribbean, and the Company’s Europe operations include the Company’s branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta and France. The following table reflects total revenue and assets by geographic area for the periods presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2,011	2012	2011
Revenue
North America	$110,259	$82,516	$209,645	$161,026
Europe	11,185	11,271	20,749	20,293
Total Revenues	$121,444	$93,787	$230,394	$181,319

	June 30, 2012	December 31, 2011
Mortgages and contracts receivable, net
North America	$281,748	$281,958
Europe	1,494	1,344
Total mortgages and contracts receivable, net	$283,242	$283,302
Unsold Vacation Interests, net
North America	$294,295	$233,721
Europe	26,417	23,084
Total unsold Vacation Interests, net	$320,712	$256,805
Property and equipment, net
North America	$47,638	$43,697
Europe	4,181	4,480
Total property and equipment, net	$51,819	$48,177
Intangible assets, net
North America	$105,110	$63,882
Europe	3,999	4,227
Total intangible assets, net	$109,109	$68,109
Total long-term assets, net
North America	$728,791	$623,258
Europe	36,091	33,135
Total long-term assets, net	$764,882	$656,393

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

Overview
We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 490,000 owner-families and a network of 242 destinations located in 29 countries, throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club; and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of those interests.
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
Management is also implementing growth strategies to increase fee-based revenues while remaining consistent with our capital-light business model. A key strategy is the acquisition of complementary resorts and associated management contracts using special purpose unrestricted subsidiaries financed on a non-recourse basis. The ILX Acquisition completed in August 2010, the Tempus Resorts Acquisition completed in July 2011, and the PMR Acquisition discussed below that was completed in May 2012 reflect this strategy.
On October 24, 2011, we entered into an asset purchase agreement with Pacific Monarch Resorts, Inc., and its affiliates to purchase certain real estate and timeshare related assets. On May 21, 2012, a newly formed special purpose unrestricted subsidiary, DPMA, completed the acquisition of assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired certain real estate and timeshare related assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.
The ILX, Tempus and PMR acquisitions have provided us with an additional 21 resorts to offer to our member base, additional management contracts, incremental VOI inventory to market and sell, and consumer loan portfolios to service. In addition, these transactions have added new VOI owners to whom we can market products and services. These transactions were effected through special purpose unrestricted subsidiaries and funded by financial partners on a fully non-recourse basis. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage. In addition, we entered into agreements in the second quarter of 2011 with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis, without any ownership interest in the operator or capital outlay. We continue to pursue transactions of this nature, although there can be no assurance that we will be successful in identifying and closing such transactions.

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
          Vacation Interest Cost of Sales. We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of inputs, most of which are management estimates. These amounts include, but are not limited to, estimated costs to build or acquire any additional VOIs, estimated total revenues expected to be earned on a project, including estimated sales price per point and estimated number of points sold, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, and estimated projected future cost and volume of recoveries of VOIs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management’s new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the model which generally occurs over a three month period. In addition, we continue to evaluate our pricing strategy. Any changes in the estimates we use to determine the Vacation Interest cost of sales are recorded in the current period, and these changes can be material. Small changes in any of the numerous assumptions in the model can have a significant financial statement impact, both positively and negatively, as ASC 978 requires a retroactive adjustment reflected in the current period. See Unsold Vacation Interests, net below. Much like depreciation or amortization, for us Vacation Interest cost of sales is essentially a non-cash expense item.
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
The mortgages we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition and on May 21, 2012 in connection with the PMR Acquisition are accounted for separately as an acquired pool of loans. Any discount or premium associated with this pool of loans is amortized using an amortization method that approximates the effective interest method.
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
For the three months ended June 30, 2012 and 2011, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $19.1 million and $15.5 million, respectively. The $19.1 million reduction under the relative sales value method recorded for the three months ended June 30, 2012 was mainly attributable to a decline in the average cost of inventory and higher projected revenue, both of which are due to the PMR Acquisition. The $15.5 million reduction for the three months ended June 30, 2011 was primarily attributable to an increase in projected sales price per point and a decrease in average inventory cost per point related to recoveries resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs.
For the six months ended June 30, 2012 and 2011, the changes in these estimates resulted in an increase in unsold Vacation Interests, net and a corresponding decrease in Vacation Interest cost of sales of $20.4 million and $24.5 million, respectively. The $20.4 million reduction under the relative sales value method recorded for the six months ended June 30, 2012 was mainly attributable to a decline in the average cost of inventory and higher projected revenues, both of which are due to PMR Acquisition. The $24.5 million reduction for the six months ended June 30, 2011 was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs and a decrease in average inventory cost per point related to recoveries.
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

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of our resort properties and the Collections, revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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

•
We receive commissions under the sales and marketing fee-for-service arrangement we have with a third-party resort operator. All of these revenues are allocated to our Hospitality and Management Services business segment.

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
          Other Revenue. Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs; (ii) closing costs on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (iv) late/impound fees assessed on consumer loans. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to our Vacation Interest Sales and Financing business segment.
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
To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of one-week rentals and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, one-week rentals and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of our European sampler product and a U.S. fixed-term product, both of which are three years in duration and are treated as Vacation Interest sales revenue. Vacation interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
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

          Loan Portfolio Expense. Loan portfolio expense includes payroll and administrative costs of our finance operations, credit card processing fees, and loan servicing fees paid to third parties. These costs are expensed as incurred with the exception of mortgages and contract receivable origination costs, which are capitalized and amortized over the term of the related mortgages and contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, “Receivables.” This expense is allocated to our Vacation Interest Sales and Financing business segment.
          Other Operating Expenses. Other operating expenses include credit card fees incurred by us when customers remit down payments associated with a VOI purchase in the form of credit cards. Other operating expense also include certain sales incentives given to customers as motivation to purchase a VOI and are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.
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

Use of Special Purpose Unrestricted Subsidiaries
Consistent with our capital-light business model with respect to our restricted subsidiaries (as defined in the indenture governing the Senior Secured Notes), we have expanded our business in part through the acquisition of assets by special purpose subsidiaries. Examples of this strategy are our acquisitions of ILX, Tempus and PMR. These transactions were structured such that we now hold certain of ILX’s, Tempus' and PMR's assets and have assumed certain related liabilities through special purpose unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes). Each of the respective lenders to these unrestricted subsidiaries has recourse only to such entity and thus the specific assets that were acquired in each transaction. The Company and its restricted subsidiaries have not assumed the indebtedness of any of these unrestricted subsidiaries. The financial position, results of operations and statements of cash flow of our unrestricted subsidiaries are excluded from our financial results to determine whether we are in compliance with the financial covenants set forth in the indenture governing the Senior Secured Notes. See Note 22—Consolidating Financial Statements—Restricted and Unrestricted Subsidiaries included elsewhere in this quarterly report for additional information. Each of the ILX Acquisition, Tempus Resorts Acquisition, and PMR Acquisition is described in more detail in Item 1, "Business — Business Strategies — Capitalizing on current industry dynamics to grow fee-based services” of our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Presentation of Certain Financial Metrics
          We define Adjusted EBITDA as our income (loss) before provision (benefit) for income taxes, plus: (i) corporate interest expense; (ii) depreciation and amortization; (iii) Vacation Interest cost of sales; (iv) loss on extinguishment of debt; (v) impairments and other non-cash write-offs; (vi) loss on the disposal of assets; (vii) amortization of loan origination costs; and (viii) amortization of portfolio premium; less (ix) non-cash revenue outside the ordinary course of business; (x) gain on the disposal of assets; (xi) gain on bargain purchase from business combinations; and (xii) amortization of portfolio discount. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.
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
The following table presents a reconciliation of net income (loss) before provision (benefit) for income taxes to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Income (loss) before provision (benefit) for income taxes	$31,943	$1,648	$23,343	$(3,598)
Plus: Corporate interest expense(a)	18,453	15,530	35,464	29,847
Depreciation and amortization(b)	4,369	3,142	8,174	6,312
Vacation Interest cost of sales(c)	(7,834)	(5,681)	397	(5,614)
Impairments and other non-cash write-offs(b)	—	240	(11)	323
Gain on the disposal of assets(b)	(24)	(363)	(96)	(372)
Gain on bargain purchase from business combinations(b)	(22,698)	—	(22,749)	—
Amortization of loan origination costs(b)	788	662	1,495	1,308
Amortization of portfolio premiums (discounts)(b)	60	(74)	(895)	(163)
Adjusted EBITDA—Consolidated	$25,057	$15,104	$45,122	$28,043

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Adjusted EBITDA—Diamond Resorts Parent, LLC and Restricted Subsidiaries(d)	$26,498	$19,053	$48,959	$37,119
Adjusted EBITDA—Unrestricted Subsidiaries(d)	2,068	(3,958)	2,577	(9,087)
Adjusted EBITDA—Intercompany elimination(d)	(3,509)	9	(6,414)	11
Adjusted EBITDA—Consolidated(d)	$25,057	$15,104	$45,122	$28,043

(a)	Excludes interest expense related to non-recourse indebtedness incurred by our special purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$70,576	$—	$70,576	$—	$52,470	$—	$52,470
Provision for uncollectible Vacation Interest sales revenue	—	(5,702)	—	(5,702)	—	(3,753)	—	(3,753)
Vacation Interest, net	—	64,874	—	64,874	—	48,717	—	48,717
Management and member services	28,295	—	—	28,295	24,208	—	—	24,208
Consolidated resort operations	8,627	—	—	8,627	7,242	—	—	7,242
Interest	—	12,137	375	12,512	—	9,298	503	9,801
Other	1,934	5,202	—	7,136	1,029	2,790	—	3,819
Total revenues	38,856	82,213	375	121,444	32,479	60,805	503	93,787
Costs and Expenses:
Vacation Interest cost of sales	—	(7,834)	—	(7,834)	—	(5,681)	—	(5,681)
Advertising, sales and marketing	—	40,218	—	40,218	—	33,197	—	33,197
Vacation Interest carrying cost, net	—	9,176	—	9,176	—	7,347	—	7,347
Management and member services	8,460	—	—	8,460	5,688	—	—	5,688
Consolidated resort operations	8,224	—	—	8,224	7,106	—	—	7,106
Loan portfolio	218	2,165	—	2,383	260	1,764	—	2,024
Other operating	—	1,807	—	1,807	—	862	—	862
General and administrative	—	—	22,201	22,201	—	—	18,669	18,669
Depreciation and amortization	—	—	4,369	4,369	—	—	3,142	3,142
Interest	—	4,767	18,452	23,219	—	4,377	15,531	19,908
Impairments and other write-offs	—	—	—	—	—	—	240	240
Gain on disposal of assets	—	—	(24)	(24)	—	—	(363)	(363)
Gain on bargain purchase from business combinations	—	—	(22,698)	(22,698)	—	—	—	—
Total costs and expenses	16,902	50,299	22,300	89,501	13,054	41,866	37,219	92,139
Income (loss) before benefit for income taxes	21,954	31,914	(21,925)	31,943	19,425	18,939	(36,716)	1,648
Benefit for income taxes	—	—	(14,668)	(14,668)	—	—	(891)	(891)
Net income (loss)	$21,954	$31,914	$(7,257)	$46,611	$19,425	$18,939	$(35,825)	$2,539
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$26,498				$19,053
Adjusted EBITDA — Unrestricted Subsidiaries				2,068				(3,958)
Adjusted EBITDA — Intercompany elimination				(3,509)				9
Adjusted EBITDA — Consolidated				$25,057				$15,104

Revenues
Total revenues increased by $27.6 million, or 29.5%, to $121.4 million for the three months ended June 30, 2012 from $93.8 million for the three months ended June 30, 2011.
Total revenues in our Hospitality and Management Services segment increased $6.4 million, or 19.6%, to $38.9 million for the three months ended June 30, 2012 from $32.5 million for the three months ended June 30, 2011, due to higher management and member services revenue, consolidated resort operations revenue and other revenue.
Total revenues in our Vacation Interest Sales and Financing segment increased $21.4 million, or 35.2%, to $82.2 million for the three months ended June 30, 2012 from $60.8 million for the three months ended June 30, 2011. The increase was mostly attributable to the increase in Vacation Interest, net, interest revenue and other revenue.
Revenues in our Corporate and Other segment decreased $0.1 million, or 25.4%, to $0.4 million for the three months ended June 30, 2012 from $0.5 million for the three months ended June 30, 2011.

Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $16.2 million or 33.2%, to $64.9 million for the three months ended June 30, 2012 from $48.7 million for the three months ended June 30, 2011. The increase in Vacation Interest, net was attributable to a $18.1 million increase in Vacation Interest sales revenue, partially offset by a $1.9 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $18.1 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis and the revenue contribution from our Tempus sales center and PMR sales centers for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The Tempus sales center commenced operations in July 2011 and the PMR sales centers commenced operations in May 2012. Our total number of tours increased to 43,467 for the three months ended June 30, 2012 from 37,851 for the three months ended June 30, 2011 primarily as a result of the opening of the Tempus and the PMR sales centers. We closed a total of 6,006 VOI sales transactions during the three months ended June 30, 2012, compared to 5,206 transactions during the three months ended June 30, 2011. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) remained flat at 13.8% for both the three months ended June 30, 2012 and 2011. VOI sales price per transaction increased to $12,347 for the three months ended June 30, 2012 from $10,430 for the three months ended June 30, 2011 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount in fourth quarter of 2011.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.6% for the three months ended June 30, 2012, compared to 1.6% for the three months ended June 30, 2011.
Provision for uncollectible Vacation Interest sales revenue increased $1.9 million, or 51.9%, to $5.7 million for the three months ended June 30, 2012 from $3.8 million for the three months ended June 30, 2011. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 8.1% in the three months ended June 30, 2012 from 7.2% in the three months ended June 30, 2011. This increase was mainly due to higher provision resulting from the increase in Vacation Interest sales revenue and the increase in the percentage of financed VOI sales.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $4.1 million, or 16.9%, to $28.3 million for the three months ended June 30, 2012 from $24.2 million for the three months ended June 30, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under our cost-plus management agreements, and the addition of the managed properties from the Tempus Resorts Acquisition and the PMR Acquisition. In addition, we entered into a sales and marketing fee-for-service arrangement with a third-party resort operator, which began to generate commission and management fee revenue towards the end of the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.4 million, or 19.1%, to $8.6 million for the three months ended June 30, 2012 from $7.2 million for the three months ended June 30, 2011. The increase was primarily due to the addition of the Tempus resort-level operations.
Interest Revenue. Interest revenue increased $2.7 million, or 27.7%, to $12.5 million for the three months ended June 30, 2012 from $9.8 million for the three months ended June 30, 2011. This increase was primarily due to the addition of portfolios acquired on July 1, 2011 as part of the Tempus Resorts Acquisition.
 Other Revenue. Other revenue increased $3.3 million, or 86.9%, to $7.1 million for the three months ended June 30, 2012 from $3.8 million for the three months ended June 30, 2011.
Other revenue in our Hospitality and Management Services segment increased $0.9 million, or 87.9%, to $1.9 million for the three months ended June 30, 2012 from $1.0 million for the three months ended June 30, 2011. This increase is mostly due to an increase in collection fees received for collection efforts on delinquent maintenance fees.
Other revenue in our Vacation Interest Sales and Financing segment increased $2.4 million, or 86.5%, to $5.2 million for the three months ended June 30, 2012 from $2.8 million for the three months ended June 30, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the increase in the number of VOI transactions closed, higher closing fees charged to purchasers of Vacation Interests and higher Vacation Interest sales revenue. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.9% for the three months ended June 30, 2012, compared to 0.7% for the three months ended June 30, 2011. Furthermore, we recorded higher late/impound fee revenue, which is the result of a larger portfolio for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Costs and Expenses
Total costs and expenses decreased $2.6 million, or 2.9%, to $89.5 million for the three months ended June 30, 2012 from $92.1 million for the three months ended June 30, 2011. Excluding gain on bargain purchase from business combinations (as discussed below), total costs and expenses increased $20.1 million, or 21.8%, to $112.2 million for the three months ended June 30, 2012 from $92.1 million for the three months ended June 30, 2011.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $2.1 million to a credit of $7.8 million for the three months ended June 30, 2012 from a credit of $5.7 million for the three months ended June 30, 2011. This increase was mainly due to a reduction of $19.1 million under the relative sales value method recorded during the three months ended June 30, 2012 as compared to a reduction of $15.5 million during the three months ended June 30, 2011. The $19.1 million reduction under the relative sales value method recorded for the three months ended June 30, 2012 was mainly attributable to a decline in the average cost of inventory and higher projected revenue, both of which are due to the PMR Acquisition. The $15.5 million reduction for the three months ended June 30, 2011 was primarily attributable to an increase in projected sales price per point and a decrease in average inventory cost per point related to recoveries resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs. See “Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales” for additional information regarding the relative sales value method. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was a credit of 11.1% for the three months ended June 30, 2012, compared to a credit of 10.8% for the three months ended June 30, 2011.
Advertising, Sales and Marketing. Advertising, sales and marketing costs increased $7.0 million, or 21.1%, to $40.2 million for the three months ended June 30, 2012 from $33.2 million for the three months ended June 30, 2011. As a percentage of Vacation Interest sales revenue, ASM costs were 57.0% for the three months ended June 30, 2012, compared to 63.3% for the three months ended June 30, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $1.9 million, or 24.9%, to $9.2 million for the three months ended June 30, 2012 from $7.3 million for the three months ended June 30, 2011, primarily due to an increase in maintenance fees related to inventory acquired in the Tempus Resorts Acquisition and the PMR Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults. The above increases were partially offset by an increase in rental revenue, which reduced carrying costs. The increase in rental revenue was primarily due to the Tempus Resorts Acquisition, the PMR Acquisition and more occupied room nights on a same-store basis.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $2.8 million, or 48.7%, to $8.5 million for the three months ended June 30, 2012 from $5.7 million for the three months ended June 30, 2011. Management and member services expense as a percentage of management and member services revenue increased 6.4% to 29.9% for the three months ended June 30, 2012 from 23.5% for the three months ended June 30, 2011. The increase was primarily due to the expenses related to the sales and marketing fee-for-service arrangement with a third-party resort operator, which began in the second quarter of 2011, and a decrease in the allocation of certain resort management expenses to the HOAs we manage. Although there was an increase in the allocation of our total expenses to these HOAs during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, a lower percentage of the expenses related to resort management were included in the total costs allocated to these HOAs. See also the "General and Administrative Expense" section below.
Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 2.8% to 95.3% for the three months ended June 30, 2012 from 98.1% for the three months ended June 30, 2011. This decrease was primarily due to the addition of Tempus resort-level operations, which generated a higher profit margin than the consolidated resort operations on a same-store basis.
Loan Portfolio Expense. Loan portfolio expense increased $0.4 million, or 17.7%, to $2.4 million for the three months ended June 30, 2012 from $2.0 million for the three months ended June 30, 2011. This increase was mainly attributable to costs associated with a new call center in Florida that we acquired in connection with the Tempus Resorts Acquisition.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $0.9 million, or 109.6%, to $1.8 million for the three months ended June 30, 2012 from $0.9 million for the three months ended June 30, 2011. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.9% for the three months ended June 30, 2012 compared to 0.7% for the three months ended June 30, 2011.
General and Administrative Expense. General and administrative expense increased $3.5 million, or 18.9%, to $22.2 million for the three months ended June 30, 2012 from $18.7 million for the three months ended June 30, 2011. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to the PMR Acquisition in the three months ended June 30, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs we manage for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. In addition, a higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs during this same period. See also the "Management and Member Services Expense" section above.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 39.1%, to $4.4 million for the three months ended June 30, 2012 from $3.1 million for the three months ended June 30, 2011. This increase was primarily attributable to the depreciation and amortization associated with the assets acquired in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
 Interest Expense. Interest expense increased $3.3 million, or 16.6%, to $23.2 million for the three months ended June 30, 2012 from $19.9 million for the three months ended June 30, 2011. Non-cash interest expense was higher for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was primarily due to paid-in-kind interest on the Tempus Acquisition and DPM Acquisition loans recorded during the three months ended June 30, 2012, partially offset by slightly lower debt issuance cost amortization and original issue discount amortization. After removing these non-cash interest items, interest expense totaled $20.3 million for the three months ended June 30, 2012, and $17.7 million for the three months ended June 30, 2011. This increase was primarily related to debt incurred in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
Gain on bargain purchase from business combinations. Gain on bargain purchase from business combinations was $22.7 million for the three months ended June 30, 2012 as the fair value of the assets acquired in the PMR Acquisition net of the liabilities assumed exceeds the purchase price. The assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$129,263	$—	$129,263	$—	$94,403	$—	$94,403
Provision for uncollectible Vacation Interest sales revenue	—	(9,817)	—	(9,817)	—	(6,743)	—	(6,743)
Vacation Interest, net	—	119,446	—	119,446	—	87,660	—	87,660
Management and member services	55,575	—	—	55,575	47,503	—	—	47,503
Consolidated resort operations	17,161	—	—	17,161	14,188	—	—	14,188
Interest	—	25,464	704	26,168	—	18,713	917	19,630
Other	2,816	9,228	—	12,044	7,375	4,963	—	12,338
Total revenues	75,552	154,138	704	230,394	69,066	111,336	917	181,319
Costs and Expenses:
Vacation Interest cost of sales	—	397	—	397	—	(5,614)	—	(5,614)
Advertising, sales and marketing	—	75,037	—	75,037	—	61,633	—	61,633
Vacation Interest carrying cost, net	—	18,448	—	18,448	—	15,907	—	15,907
Management and member services	16,735	—	—	16,735	11,815	—	—	11,815
Consolidated resort operations	15,306	—	—	15,306	13,274	—	—	13,274
Loan portfolio	441	4,293	—	4,734	439	3,717	—	4,156
Other operating	—	2,965	—	2,965	—	1,480	—	1,480
General and administrative	—	—	42,961	42,961	—	—	37,723	37,723
Depreciation and amortization	—	—	8,174	8,174	—	—	6,312	6,312
Interest	—	9,687	35,463	45,150	—	8,433	29,847	38,280
Impairments and other write-offs	—	—	(11)	(11)	—	—	323	323
Gain on disposal of assets	—	—	(96)	(96)	—	—	(372)	(372)
Gain on bargain purchase from business combinations	—	—	(22,749)	(22,749)	—	—	—	—
Total costs and expenses	32,482	110,827	63,742	207,051	25,528	85,556	73,833	184,917
Income (loss) before benefit for income taxes	43,070	43,311	(63,038)	23,343	43,538	25,780	(72,916)	(3,598)
(Benefit) provision for income taxes	—	—	(13,693)	(13,693)	—	—	582	582
Net income (loss)	$43,070	$43,311	$(49,345)	$37,036	$43,538	$25,780	$(73,498)	$(4,180)
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$48,959				$37,119
Adjusted EBITDA — Unrestricted Subsidiaries				2,577				(9,087)
Adjusted EBITDA — Intercompany elimination				(6,414)				11
Adjusted EBITDA — Consolidated				$45,122				$28,043

Revenues
Total revenues increased by $49.1 million, or 27.1%, to $230.4 million for the six months ended June 30, 2012 from $181.3 million for the six months ended June 30, 2011.
Total revenues in our Hospitality and Management Services segment increased $6.5 million, or 9.4%, to $75.6 million for the six months ended June 30, 2012 from $69.1 million for the six months ended June 30, 2011, due to higher management and member services revenue and consolidated resort operations revenue, partially offset by lower other revenue.
Total revenues in our Vacation Interest Sales and Financing segment increased $42.8 million, or 38.4%, to $154.1 million for the six months ended June 30, 2012 from $111.3 million for the six months ended June 30, 2011. The increase was mostly attributable to the increase in Vacation Interest, net, interest revenue and other revenue.
Revenues in our Corporate and Other segment decreased $0.2 million, or 23.2%, to $0.7 million for the six months ended June 30, 2012 from $0.9 million for the six months ended June 30, 2011.

Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $31.7 million or 36.3%, to $119.4 million for the six months ended June 30, 2012 from $87.7 million for the six months ended June 30, 2011. The increase in Vacation Interest, net was attributable to a $34.8 million increase in Vacation Interest sales revenue, partially offset by a $3.1 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $34.8 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis and the revenue contribution from our ILX, Tempus, and PMR sales centers for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The ILX sales center commenced operations in March 2011, the Tempus sales center in July 2011, and the PMR sales centers in May 2012. Our total number of tours increased to 78,409 for the six months ended June 30, 2012 from 66,855 for the six months ended June 30, 2011 primarily as a result of the opening of the afore-mentioned sales centers. We closed a total of 11,063 VOI sales transactions during the six months ended June 30, 2012, compared to 9,410 transactions during the six months ended June 30, 2011. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) remained flat at 14.1% for both the six months ended June 30, 2012 and 2011. VOI sales price per transaction increased to $12,216 for the six months ended June 30, 2012 from $10,234 for the six months ended June 30, 2011 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount in fourth quarter of 2011.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.3% for the six months ended June 30, 2012, compared to 1.4% for the six months ended June 30, 2011.
Provision for uncollectible Vacation Interest sales revenue increased $3.1 million, or 45.6%, to $9.8 million for the six months ended June 30, 2012 from $6.7 million for the six months ended June 30, 2011. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 7.6% in the six months ended June 30, 2012 from 7.1% in the six months ended June 30, 2011. This increase was mainly due to higher provision resulting from the increase in Vacation Interest sales revenue and the increase in the percentage of financed VOI sales.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $8.1 million, or 17.0%, to $55.6 million for the six months ended June 30, 2012 from $47.5 million for the six months ended June 30, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under our cost-plus management agreements, and the addition of the managed properties from the Tempus Resorts Acquisition and the PMR Acquisition and two other management contracts entered into since April 1, 2011. We also experienced higher club revenues due to increased membership dues in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by a lower member count in THE Club. THE Club had a total of 153,420 and 161,624 members at June 30, 2012 and 2011, respectively. Furthermore, we entered into a sales and marketing fee-for-service arrangement with a third party resort operator, which began to generate commission and management fee revenue towards the end of the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $3.0 million, or 21.0%, to $17.2 million for the six months ended June 30, 2012 from $14.2 million for the six months ended June 30, 2011. The increase was primarily due to the addition of the Tempus resort-level operations.
Interest Revenue. Interest revenue increased $6.6 million, or 33.3%, to $26.2 million for the six months ended June 30, 2012 from $19.6 million for the six months ended June 30, 2011. This increase was primarily due to the addition of portfolios acquired on July 1, 2011 as part of the Tempus Resorts Acquisition.
 Other Revenue. Other revenue decreased $0.3 million, or 2.4%, to $12.0 million for the six months ended June 30,

2012 from $12.3 million for the six months ended June 30, 2011.
Other revenue in our Hospitality and Management Services segment decreased $4.6 million, or 61.8%, to $2.8 million for the six months ended June 30, 2012 from $7.4 million for the six months ended June 30, 2011. During the quarter ended March 31, 2011, we recorded $5.1 million in insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts.
Other revenue in our Vacation Interest Sales and Financing segment increased $4.2 million, or 85.9%, to $9.2 million for the six months ended June 30, 2012 from $5.0 million for the six months ended June 30, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the increase in the number of VOI transactions closed, higher closing fee percentage we charged to purchasers of Vacation Interests and higher Vacation Interest sales revenue. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.6% for the six months ended June 30, 2012, compared to 0.5% for the six months ended June 30, 2011.

Costs and Expenses
Total costs and expenses increased $22.2 million, or 12.0%, to $207.1 million for the six months ended June 30, 2012 from $184.9 million for the six months ended June 30, 2011. Excluding gain on bargain purchase from business combinations (as discussed below), total costs and expenses increased $44.9 million, or 24.3%, to $229.8 million for the six months ended June 30, 2012 from $184.9 million for the six months ended June 30, 2011.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $6.0 million to $0.4 million for the six months ended June 30, 2012 from a credit of $5.6 million for the six months ended June 30, 2011. This increase was mainly due to a reduction of $20.4 million under the relative sales value method recorded during the six months ended June 30, 2012 as compared to a reduction of $24.5 million recorded during the six months ended June 30, 2011. The $20.4 million reduction under the relative sales value method recorded for the six months ended June 30, 2012 was mainly attributable to a decline in the average cost of inventory and higher projected revenues, both of which are due to PMR Acquisition. The $24.5 million reduction for the six months ended June 30, 2011 was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs and a decrease in average inventory cost per point related to recoveries. See “Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales” for additional information regarding the relative sales value method. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 0.3% for the six months ended June 30, 2012, compared to a credit of 5.9% for the six months ended June 30, 2011.
Advertising, Sales and Marketing. Advertising, sales and marketing costs increased $13.4 million, or 21.7%, to $75.0 million for the six months ended June 30, 2012 from $61.6 million for the six months ended June 30, 2011. As a percentage of Vacation Interest sales revenue, ASM costs were 58.0% for the six months ended June 30, 2012, compared to 65.3% for the six months ended June 30, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $2.5 million, or 16.0%, to $18.4 million for the six months ended June 30, 2012 from $15.9 million for the six months ended June 30, 2011, primarily due to an increase in maintenance fees related to inventory acquired in the Tempus Resorts Acquisition and the PMR Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults. The above increases were partially offset by an increase in rental revenue, which reduced carrying costs. The increase in rental revenue was primarily due to the Tempus Resorts Acquisition, the PMR Acquisition and more occupied room nights on a same-store basis.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $4.9 million, or 41.6%, to $16.7 million for the six months ended June 30, 2012 from $11.8 million for the six months ended June 30, 2011. Management and member services expense as a percentage of management and member services revenue increased 5.2% to 30.1% for the six months ended June 30, 2012 from 24.9% for the six months ended June 30, 2011. The increase was primarily due to the expenses related to the sales and marketing fee-for-service arrangement with a third party resort operator, which began in the second quarter of 2011, and a decrease in the allocation of certain resort management expenses to the HOAs we manage. Although there was an increase in the allocation of our total expenses to these HOAs during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, a lower percentage of the expenses related to resort management were included in the total costs allocated to these HOAs. See also the "General and Administrative Expense" section below.
Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 4.4% to 89.2% for the six months ended June 30, 2012 from 93.6% for the six months ended June 30, 2011. This decrease was primarily due to the addition of Tempus resort-level operations, which generated a higher profit margin than the consolidated resort operations on a same-store basis.
Loan Portfolio Expense. Loan portfolio expense increased $0.5 million, or 13.9%, to $4.7 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2011. This increase was mainly attributable to costs associated with a new call center in Florida that we acquired in connection with the Tempus Resorts Acquisition.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $1.5 million, or 100.3%, to $3.0 million for the six months ended June 30, 2012 from $1.5 million for the six months ended June 30, 2011. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.6% for the six months ended June 30, 2012 compared to 0.5% for the six months ended June 30, 2011.
General and Administrative Expense. General and administrative expense increased $5.3 million, or 13.9%, to $43.0 million for the six months ended June 30, 2012 from $37.7 million for the six months ended June 30, 2011. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to the PMR Acquisition in the six months ended June 30, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs we manage for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the addition of Tempus and PMR resorts and the increase in allocation to HOAs on a same-store basis. In addition, a higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs during this same period. See also the "Management and Member Services Expense" section above.
Depreciation and Amortization. Depreciation and amortization increased $1.9 million, or 29.5%, to $8.2 million for the six months ended June 30, 2012 from $6.3 million for the six months ended June 30, 2011. This increase was primarily attributable to the depreciation and amortization associated with the assets acquired in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
 Interest Expense. Interest expense increased $6.9 million, or 17.9%, to $45.2 million for the six months ended June 30, 2012 from $38.3 million for the six months ended June 30, 2011. Non-cash interest expense was higher for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was primarily due to paid-in-kind interest on the Tempus Acquisition and DPM Acquisition loans recorded during the six months ended June 30, 2012, partially offset by slightly lower debt issuance cost amortization and original issue discount amortization. After removing these non-cash interest items, interest expense totaled $39.8 million for the six months ended June 30, 2012, and $35.0 million for the six months ended June 30, 2011. This increase was primarily related to debt incurred in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
Gain on bargain purchase from business combinations. Gain on bargain purchase from business combinations was $22.7 million for the six months ended June 30, 2012 as the fair value of the asset acquired in the PMR Acquisition net of the liabilities assumed exceeds the purchase price. The assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.

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
Excluding the VOI inventory acquired as part of the PMR Acquisition, Tempus Resorts Acquisition and ILX Acquisition, we spent $1.5 million and $1.2 million to purchase VOI inventory during the six months ended June 30, 2012 and 2011, respectively. Construction of inventory during the six months ended June 30, 2012 and 2011 was $2.4 million and $0.2 million, respectively, primarily related to construction of a 15 unit addition to our Italian property.
We had $17.9 million and $19.9 million in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements for the next twelve months. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
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
Cash Flow From Operating Activities. During the six months ended June 30, 2012, net cash provided by operating activities was $30.6 million and was the result of net income of $37.0 million and other changes in operating assets and liabilities of $8.2 million, partially offset by non-cash revenues and expenses totaling $14.6 million. The significant non-cash revenues and expenses included (i) $9.8 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $3.1 million in amortization of capitalized financing costs and original issue discounts, (iii) $8.2 million in depreciation and amortization, offset by (iv) $0.1 million in gain from disposal of assets, (v) $0.6 million in amortization of capitalized loan origination costs and portfolio discounts, and (vi) $22.7 million in gain on bargain purchase from business combinations.
During the six months ended June 30, 2011, net cash provided by operating activities was $14.0 million and was the result of a net loss of $4.2 million, non-cash revenues and expenses totaling $13.7 million and other changes in operating assets and liabilities of $4.5 million. The significant non-cash expenses include (i) $6.7 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $3.3 million in amortization of capitalized financing costs and original issue discounts, (iii)

$1.1 million in amortization of capitalized deferred loan and contract origination costs, (iv) $6.3 million in depreciation and amortization, (v) $0.3 million in impairment of assets, offset by (vi) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the quarter ended March 31, 2011, (vii) $0.4 million in gain from disposal of assets and (viii) $0.1 million in unrealized gain on derivative instruments.
          Cash Flow From Investing Activities. During the six months ended June 30, 2012, net cash used in investing activities was $57.4 million, comprised of (i) $6.1 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, (ii) $51.6 million in connection with the PMR Acquisition, offset by (iii) $0.3 million in proceeds from the sale of assets in our European operations.
During the six months ended June 30, 2011, net cash used in investing activities was $4.8 million, comprised of (i) $3.3 million used to purchase furniture, fixtures, computer software and equipment, and (ii) $3.5 million issuance of the Tempus Note Receivable described below, offset by (iii) $2.0 million in proceeds from the sale of assets in our European operations.
          Cash Flow From Financing Activities. During the six months ended June 30, 2012, net cash provided by financing activities was $24.7 million. Cash used in financing activities consisted of (i) $58.3 million on our securitizations and Funding Facilities, (ii) $15.5 million on notes payable, (iii) $8.9 million increase in cash in escrow and restricted cash, and (iv) $2.6 million of debt issuance costs. These amounts were offset by cash provided by financing activities consisting of (i) $45.9 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $64.1 million in notes payable.
During the six months ended June 30, 2011, net cash used in financing activities was $8.3 million. Cash used in financing activities consisted of net payments of (i) $81.5 million on our securitizations and our 2008 Conduit Facility, (ii) $10.2 million to purchase a portion of our outstanding stock warrants, (iii) $3.3 million due to an increase in cash in escrow and restricted cash, (iv) $4.4 million on notes payable, and (v) $2.7 million of debt issuance costs. These amounts were offset by cash generated from financing activities of (i) $80.6 million from the issuance of debt under our securitization notes and Funding Facilities, (ii) $3.2 million from issuance of other notes payable, and (iii) $10.2 million in equity investment received from new investors.
          Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. At June 30, 2012, we were in compliance with the above covenants.
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
The 2008 Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.5 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2012, our interest coverage ratio was 1.98x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of June 30, 2012, our leverage ratio was 4.31x. Covenants in the 2008 Conduit Facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10 million through December 31, 2010 and must exceed $15 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of June 30, 2012, our unrestricted cash and cash equivalents under the Restricted Subsidiaries was $17.0 million. As of June 30, 2012, we were in compliance with all of these covenants.

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
On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under our 2008 Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
 Quorum Facility. Our subsidiary DRI Quorum, entered into the LSSA dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to us as a deferred purchase price payment. The Quorum Facility agreement was amended on April 27, 2012 to increase the aggregate minimum of the Quorum Facility to $60.0 million and to extend the term of the agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party. At June 30, 2012, the weighted average purchase price payment was 89.4% of the obligor loan amount and the weighted average program purchase fee was 6.7% .
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into the ILXA Inventory Loan and the ILXA Receivables Loan with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. ILXA and each of its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.
           Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into the Tempus Acquisition Loan. The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan is in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Acquisition Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to the Mystic Dunes Loan. The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into the Tempus Receivables Loan. The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the six months ended June 30, 2012, Mystic Dunes, LLC made additional principal payments of $0.1 million pursuant to this requirement. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-

month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into the Tempus Inventory Loan in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the “Tempus Loans.”
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of its wholly-owned subsidiaries are special purpose unrestricted subsidiaries.
           DPM Acquisition Loan and Inventory Loan. On May 21, 2012, DPMA completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired certain real estate and timeshare related assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.

In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto, and the lenders party thereto (the “DPM Acquisition Loan”). The DPM Acquisition Loan is collateralized by substantially all of the assets of DPMA. The DPM Acquisition Loan is in an aggregate amount of $71.3 million (which consists of a $61.3 million term loan and a $10.0 million revolving loan), has an interest rate of 18.0% (of which an amount equal to not less than 10.0% is paid currently and the remaining accrued amount may be paid, at DPMA's election, in cash or accrued and added to the principal amount of the applicable term or revolving loan), and matures on May 21, 2016.

DPM Acquisition Loan provides that, (1) DPMA is required to pay quarterly (a) to Agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (2) DPMA shall make certain mandatory monthly and quarterly prepayments of amounts borrowed under the DPM Acquisition Loan, and (3) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the DPM Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to Agent and certain lenders party thereto. The proceeds of the DPM Acquisition Loan were used to fund the purchase price for the PMR Acquisition and closing costs associated therewith.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan will provide debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR Loanco, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6% per annum, provided that LIBOR is never less than 2% nor greater than 4% per annum. As of June 30, 2012, there have been no borrowings under this facility.

DPMA and each of its wholly-owned subsidiaries are special purpose subsidiaries and unrestricted subsidiaries.

           Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in August 2012, January 2013 and February 2013 and carry interest rates of 3.5%, 3.1% and 3.1% per annum, respectively.
The following table presents selected information on our borrowings as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Borrowings under Restricted Subsidiaries
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(8,997)			—	—	(9,454)
Diamond Resorts Owners Trust Series 2009-1 (1)	67,231	9.5%	3/20/2026	107,471		84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(558)			—	—	(659)
Diamond Resorts Owners Trust Series 2011-1 (1)	44,276	4.0%	3/20/2023	45,421		51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(355)			—	—	(395)
Quorum Facility (1)	42,857	6.7%	4/30/2013	45,460	17,143	31,733
2008 Conduit Facility (1)	31,133	4.5%	4/12/2013	39,328	37,829	21,111
Notes payable-insurance policies	4,356	3.2%	Various	—	—	1,814
Notes payable-other	40	3.6%	Various	—	—	56
Total Restricted Subsidiaries	604,983			237,680	54,972	605,582

Borrowings under Unrestricted Subsidiaries:
DPM Acquisition Loan (1)	64,609	20.5%	5/21/2016	—	7,186	—
Tempus Receivables Loan (1)	52,615	10.0%	7/1/2015	68,481	—	63,035
Payments in transit	(1,513)			—	—	(1,886)
10% participation interest (Tempus Acquisition, LLC) (1)	(6,285)			—	—	(6,799)
Tempus Acquisition Loan (1)	38,164	20.5%	6/30/2015	—	2,949	42,658
ILXA Inventory Loan (1)	17,413	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)	6,483	10.0%	8/31/2015	4,868	—	7,420
Tempus Inventory Loan (1)	3,523	7.5%	6/30/2016	—	—	3,599
Note Payable-RFA fees (1)	1,792	10.0%	6/20/2014	—	—	2,170
2008 Conduit Facility (1)	2,726	4.5%	4/12/2013	3,444	3,312	959
Notes payable-other	44	8.5%	10/1/2012	—	—	130
Total Unrestricted Subsidiaries	179,571			76,793	13,447	132,373
Grand Total	$784,554			$314,473	$68,419	$737,955

(1)	Non-recourse indebtedness.
See Note 15—Borrowings of our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on indebtedness incurred by our restricted and unrestricted subsidiaries.
Future Capital Requirements. As noted in the table above, a substantial amount of our indebtedness is non-recourse, including the DROT 2011 Notes, the DROT 2009 Notes, the 2008 Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Loans and the DPM Acquisition Loan. Our securitizations represent debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes. Over the next twelve months, we expect that our cash flows from operations and the borrowings under the Funding Facilities will be available to cover the interest payments due under the Senior Secured Notes and fund our operating expenses and other obligations.
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
 Deferred Taxes. At June 30, 2012, we had available approximately $207.9 million of unused federal net operating loss carry-forwards, $189.2 million of unused state net operating loss carry-forwards, and $109.6 million of foreign net operating loss carry-forwards with expiration dates from 2012 through 2030 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Even with the limitation, $75.9 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation on offsetting U.S. alternative minimum taxable income with net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
           Off-Balance Sheet Arrangements. As of June 30, 2012, we did not have any off-balance sheet arrangements.
           Contractual Obligations. See our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our contractual obligation. As of June 30, 2012, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2011.

New Accounting Pronouncements
There have been no new accounting pronouncements issued since our Annual Report on Form 10-K for the year ended December 31, 2011 was filed with the SEC.
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
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At June 30, 2012, our derivative financial instruments consisted of one interest rate cap, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swaps and caps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
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
As of June 30, 2012, 11.5% of our long-term debt, or $90.0 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at June 30, 2012 and assuming a one percentage point increase in the 2012 average interest rate payable on these borrowings, it is estimated that our 2012 interest expense would have increased and net income would have decreased by $0.2 million.
           Foreign Currency Translation Risk. We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. We also have operations in Mexico which are conducted partially in Mexican peso. However, the impact of the foreign currency fluctuations from our Mexican operations is not expected to be material. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations in foreign currency exchange rates may affect our reported results of operations" of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FLRX appealed the verdict. On November 14, 2011, we received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries are party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
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
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At June 30, 2012, we had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases will be expensed as incurred.
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
In October 2011, the HOA of one of our managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million is owed by us. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. In April 2012, we were named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by us, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of our officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In July, 2012, we reached an agreement in principle with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to execution of a formal settlement agreement and court approval. We do not expect the settlement to have a material impact on our financial condition or results of operations.
In addition, the U.S. Department of Labor is currently conducting an audit of our labor practices. We do not expect the outcome to have a material impact on our financial position and results of operations.
We have entered into contracts with individual contractors and certain key management employees that specify severance payments upon termination of the contracts. Furthermore, we are also currently subject to litigation and claims regarding employment, tort, contract, construction, sales taxes and commission disputes, among others. We believe that none of these actions, including actions described above, will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.     RISK FACTORS

There have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS.

Exhibit	Description
10.1	Inventory Loan and Security Agreement dated May 21, 2012 between RFA PMR LoanCo, LLC and DPM Acquisition, LLC.
10.2	Loan and Security Agreement dated May 21, 2012 among DPM Acquisition, LLC, the Lenders party thereto, and Guggenheim Corporate Funding, LLC, as Administrative Agent.
10.3	Lease Agreement between 1450 Center Crossing Drive, LLC and Diamond Resorts Corporation for rental of office building.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Diamond Resorts Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Member Capital (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date:	August 14, 2012	By:	/s/ STEPHEN J. CLOOBECK
Stephen J. Cloobeck
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2012	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Financial Officer (Principal Financial Officer)