Form 10-Q
period 2012-09-30
Diamond Resorts Corp
filed 2012-11-14
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
There is no public trading market for the common stock of Diamond Resorts Corporation. As of November 14, 2012, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4

Condensed Consolidated Statements of Member Capital (Deficit) for the nine months ended September 30, 2012 and 2011 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	56

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	78

ITEM 4. CONTROLS AND PROCEDURES	79

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	79

ITEM 1A. RISK FACTORS	80

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	80

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	80

ITEM 4. MINE SAFETY DISCLOSURES	80

ITEM 5. OTHER INFORMATION	81

ITEM 6. EXHIBITS	83

SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,247	$19,897
Cash in escrow and restricted cash	38,767	33,988
Mortgages and contracts receivable, net of allowance of $80,780 and $84,098, respectively	298,449	283,302
Due from related parties, net	13,217	28,265
Other receivables, net	24,708	35,053
Income tax receivable	1,902	629
Prepaid expenses and other assets, net	71,957	53,477
Unsold Vacation Interests, net	330,088	256,805
Property and equipment, net	54,741	48,177
Assets held for sale	4,212	5,517
Intangible assets, net	105,959	68,109
Total assets	$962,247	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$14,821	$12,353
Due to related parties, net	98,441	55,522
Accrued liabilities	80,781	70,326
Income taxes payable	2,856	3,491
Deferred revenues	62,351	70,774
Senior Secured Notes, net of unamortized original issue discount of $8,757 and $9,454, respectively	416,243	415,546
Securitization notes and Funding Facilities, net of unamortized original issue discount of $833 and $1,054, respectively	251,684	250,895
Notes payable	125,315	71,514
Total liabilities	1,052,492	950,421
Commitments and contingencies
Member capital (deficit):
Member capital (authorized and issued 1,387.8 common units, no par value)	152,212	152,247
Accumulated deficit	(225,686)	(251,077)
Accumulated other comprehensive loss	(16,771)	(18,372)
Total member capital (deficit)	(90,245)	(117,202)
Total liabilities and member capital (deficit)	$962,247	$833,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Vacation Interest sales	$89,594	$60,228	$218,857	$154,631
Provision for uncollectible Vacation Interest sales revenue	(6,276)	(4,516)	(16,093)	(11,259)
Vacation Interest, net	83,318	55,712	202,764	143,372
Management and member services	29,999	25,992	85,574	73,495
Consolidated resort operations	8,361	7,601	25,522	21,789
Interest	12,886	14,650	39,054	34,280
Other	8,148	3,495	20,192	15,833
Total revenues	142,712	107,450	373,106	288,769
Costs and Expenses:
Vacation Interest cost of sales	16,778	1,854	17,175	(3,760)
Advertising, sales and marketing	49,554	34,488	124,591	96,121
Vacation Interest carrying cost, net	8,226	4,156	26,674	20,063
Management and member services	8,862	6,719	25,597	18,534
Consolidated resort operations	7,314	6,620	22,620	19,894
Loan portfolio	2,446	2,172	7,180	6,328
Other operating	2,454	1,023	5,419	2,503
General and administrative	27,976	21,074	70,937	58,797
Depreciation and amortization	5,205	3,853	13,379	10,165
Interest expense	24,808	22,102	69,958	60,382
Impairments and other write-offs	401	693	390	1,016
Gain on disposal of assets	(122)	(76)	(218)	(448)
Adjustment (gain) on bargain purchase from business combinations	115	(34,183)	(22,634)	(34,183)
Total costs and expenses	154,017	70,495	361,068	255,412
(Loss) income before provision (benefit) for income taxes	(11,305)	36,955	12,038	33,357
Provision (benefit) for income taxes	340	(646)	(13,353)	(64)
Net (loss) income	(11,645)	37,601	25,391	33,421
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	1,287	(2,516)	1,592	(151)
Other	11	(33)	9	(33)
Total other comprehensive income (loss), net of tax	1,298	(2,549)	1,601	(184)
Comprehensive (loss) income	$(10,347)	$35,052	$26,992	$33,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
For the nine months ended September 30, 2012 and 2011
($ in thousands)
(Unaudited)

	Temporary Member Capital		Permanent Member Capital
	Preferred Redeemable Units		Common Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)
	Shares	Amount	Shares
Balance at December 31, 2010	1,000.0	$84,502	1,090.0	$7,335	$(201,338)	$(17,746)	$(211,749)
Issuance of common and preferred units	133.3	10,151	332.5	149,404			149,404
Repurchase of a portion of outstanding warrants				(159)	(16,439)		(16,598)
Repurchase of redeemable preferred units	(1,133.3)	(103,065)			(18,540)		(18,540)
Repurchase of common units			(34.7)	212	(16,564)		(16,352)
Costs related to issuance of preferred units				(4,498)	(87)		(4,585)
Priority returns and redemption premiums		8,412			(8,412)		(8,412)
Net income for the nine months ended September 30, 2011					33,421		33,421
Currency translation adjustments, net of tax of $0						(151)	(151)
Other						(33)	(33)
Balance at September 30, 2011	—	$—	1,387.8	$152,294	$(227,959)	$(17,930)	$(93,595)

Balance at December 31, 2011	—	—	1,387.8	$152,247	$(251,077)	$(18,372)	$(117,202)
Costs related to issuance of common and preferred units				(35)			(35)
Net income for the nine months ended September 30, 2012					25,391		25,391
Currency translation adjustments, net of tax of $0						1,592	1,592
Other						9	9
Balance at September 30, 2012	—	$—	1,387.8	$152,212	$(225,686)	$(16,771)	$(90,245)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Operating activities:
Net income	$25,391	$33,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	16,093	11,259
Amortization of capitalized financing costs and original issue discounts	4,742	4,744
Amortization of capitalized loan origination costs and portfolio discounts	1,670	2,001
Depreciation and amortization	13,379	10,165
Impairments and other write-offs	390	1,016
Gain on disposal of assets	(218)	(448)
Gain on bargain purchase from business combinations	(22,634)	(34,183)
Deferred income taxes	(13,612)	—
(Gain) loss on foreign currency exchange	(98)	13
Gain on mortgage repurchase	(26)	(158)
Unrealized gain on derivative instruments	—	(79)
Gain on insurance settlement	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(31,121)	3,723
Due from related parties, net	18,308	(4,557)
Other receivables, net	13,380	16,274
Prepaid expenses and other assets, net	(18,672)	(14,204)
Unsold Vacation Interests, net	(34,274)	(30,829)
Accounts payable	2,312	3,160
Due to related parties, net	48,796	36,072
Accrued liabilities	12,441	(10,629)
Income taxes receivable and payable	(2,046)	(889)
Deferred revenues	(8,862)	(24,754)
Net cash provided by (used in) operating activities	25,339	(2,417)
Investing activities:
Property and equipment capital expenditures	(11,273)	(5,124)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of $0 and $2,515 cash acquired, respectively	—	(102,398)
Purchase of assets in connection with the PMR Acquisition, net of $0 and $0 cash acquired, respectively	(51,635)	—
Disbursement of Tempus Note Receivable	—	(3,493)
Proceeds from sale of assets	497	1,949
Net cash used in investing activities	$(62,411)	$(109,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the nine months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Financing activities:
Changes in cash in escrow and restricted cash	$(4,753)	$543
Proceeds from issuance of securitization notes and Funding Facilities	82,864	181,164
Proceeds from issuance of notes payable	65,262	44,678
Payments on securitization notes and Funding Facilities	(82,295)	(105,250)
Payments on notes payable	(23,345)	(13,658)
Payments of debt issuance costs	(2,594)	(4,415)
Proceeds from issuance of common and preferred units	—	146,651
Repurchase of a portion of outstanding warrants	—	(16,598)
Repurchase of a portion of outstanding common units	—	(16,352)
Repurchase of redeemable preferred units	—	(108,701)
Payments of costs related to issuance of common and preferred units	(35)	(4,585)
Net cash provided by financing activities	35,104	103,477
Net decrease in cash and cash equivalents	(1,968)	(8,006)
Effect of changes in exchange rates on cash and cash equivalents	318	61
Cash and cash equivalents, beginning of period	19,897	27,329
Cash and cash equivalents, end of period	$18,247	$19,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$72,099	$67,222
Cash paid for taxes, net of tax refunds	$2,337	$684
Purchase of assets in connection with the PMR Acquisition and the Tempus Resorts Acquisition, respectively:
Fair value of assets acquired based on a preliminary report	$89,760	$146,974
Gain on bargain purchase recognized	(22,765)	(34,183)
Cash paid	(51,635)	(104,915)
Deferred tax liability	(13,612)	—
Liabilities assumed	$1,748	$7,876

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$—	$8,412
Insurance premiums financed through issuance of notes payable	$7,573	$6,141
Assets held for sale reclassified to unsold Vacation Interests	$1,353	$2,994
Assets held for sale reclassified to other intangibles	$192	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	—Background, Business and Basis of Presentation
Business and Background
Diamond Resorts Corporation ("DRC") is the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes") and is the Registrant. All financial information in this report is of Diamond Resorts Parent, LLC ("DRP"), the parent of DRC and the parent guarantor under the Senior Secured Notes. DRP is a Nevada limited liability company created on March 28, 2007. DRP, together with its wholly-owned subsidiaries, is hereafter referred to as "Diamond Resorts" or the "Company." On April 26, 2007, a third-party investor contributed $62.4 million cash and Cloobeck Diamond Parent, LLC ("CDP"), the Company’s majority equity holder, contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability is limited to their respective capital contributions. The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation ("Sunterra" or the "Predecessor Company") and cancellation of Sunterra’s outstanding common stock for $16.00 per share ("the Merger").
In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 19—Common and Preferred Units for further details.
The Company operates in the vacation ownership industry, with an ownership base of more than 490,000 owner-families and a network of 269 destinations located in 29 countries throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. The Company’s resort network includes 79 Diamond Resorts International branded and managed properties and 185 resort and hotel affiliates and five cruise itineraries, which are a part of the Company's network and available for its members to use as vacation destinations, although the Company does not manage them. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of three interrelated businesses: (i) hospitality and management services; (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests"); and (iii) consumer financing for purchasers of the Company’s Vacation Interests.

•
Hospitality and Management Services. The Company manages 79 branded resort properties, which are located in the continental United States, Hawaii, Mexico, the Caribbean and Europe. The Company also manages six multi-resort trusts or similar arrangements (the "Collections"). Each Collection holds real estate or right-to-use interests in the Company’s resort properties underlying the Vacation Interests that the Company sells. As manager of the Company’s branded resorts and Collections, it provides billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for branded resorts, the Company provides an online reservation system and customer service contact center, operates the front desks, activity desks and amenities such as golf courses, spas, food and beverage venues and retail shops, and furnishes housekeeping, maintenance and human resources services. Management contracts typically have an initial term of three to five years with automatic renewals and are structured on a cost-plus basis, thereby providing the Company with a recurring and stable revenue stream. For three resorts and one Collection, the Company delegates certain management functions to a third-party management company. In addition, the Company earns recurring fees by operating THE Club, the points-based exchange and member services platform that enables members to vacation at any of the 269 destinations in the Company’s network and offers a variety of other member benefits. These items are included in management and member services revenue and expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

In addition, the Company serves as the homeowners’ association ("HOA") for its two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts. These two resorts are consolidated in the accompanying condensed consolidated financial statements.
At certain resorts, the Company also owns and operates golf courses, food and beverage venues, spas, a campground and a marina, whereby it earns incidental revenue and incurs operating expense.

•
Marketing and Sales of Vacation Interests. The Company markets and sells Vacation Interests in its resort network. Sales prospects are generated by utilizing a variety of marketing programs. Currently, the Company

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

sells Vacation Interests only in the form of points, which can be utilized for vacations for varying lengths of stay at any resort in its network. The Company's Vacation Interests generally have either use rights into perpetuity or that primarily expire in 2054 as is the case in the European collection. The Company also sells a shorter term vacation product (exercisable annually over a term of 36 months), sells a sampler program in North America that allows purchasers to utilize points during an 18-month trial period and offers exchange programs into its resort network to consumers owning intervals. In the past, the Company also sold Vacation Interests in the form of deeded intervals, which provide the right to vacation at a particular resort for a specified length of time.

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
Diamond Resorts (Group Holdings) Plc and subsidiaries
Diamond Resorts Centralized Services Company
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
On July 1, 2011, the Company completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its affiliates (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned unrestricted subsidiary of Tempus Acquisition, LLC. See Note 20—Business Combinations for further details on this acquisition.
On May 21, 2012, the Company completed the acquisition of certain assets of Pacific Monarch Resorts, Inc. ("PMR") and certain of its affiliates (the "PMR Acquisition") through DPMA, a wholly-owned unrestricted subsidiary of the Company. See Note 20—Business Combinations for further details on this acquisition.
On October 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings, Plc (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned unrestricted subsidiary of Diamond Resorts (Group Holdings) Plc. See Note 25—Subsequent Events for further details on this acquisition.
The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries, have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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

In addition, the Company recorded a $1.6 million reclassification between loan portfolio expense and management and member services as of the nine months ended September 30, 2011, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) in order to more closely align credit card expense with the placement of the corresponding revenue.

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
           Geographic Concentration—Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the United States. As of September 30, 2012, our loans to California, Arizona, New York and Florida residents constituted 22.2%, 9.5%, 5.8% and 5.6%, respectively, of our consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona, New York or Florida, could adversely affect our consumer loan portfolio, our business and our results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well- being of the borrowers.
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
In July 2010, the Company entered into an interest rate cap agreement ("2010 Cap") to manage its exposure to interest rate increases. The 2010 Cap terminates on July 20, 2013 and bears a strike rate of 5.5% and a one-month LIBOR based on a notional amount of $30.0 million.
During the nine months ended September 30, 2012, the Company entered into a series of interest rate cap agreements to further limit its exposure to interest rate increases (collectively, "2012 Caps"). The following table presents certain information regarding the 2012 Caps:

	Cap Effective Date	Termination Date	Strike Rate	Interest Rate Type	Notional Amount

June 2012 Cap	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	5.0	million
July 2012 Cap	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	10.0	million
September 2012 Cap	September 4, 2012	July 20, 2013	5.5%	1-month LIBOR	10.0	million
As of September 30, 2012, the fair value of these derivative assets was calculated to be $0 based on the discounted cash flow model.
At September 30, 2012, the Company had $55.2 million outstanding under its 2008 Conduit Facility (see Note 15—Borrowings for the definition of the 2008 Conduit Facility). This outstanding balance was covered by the 2010 Cap and the 2012 Caps. See Note 18—Fair Value Measurements for further details.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Securitization and Funding Facilities collection and reserve cash	$15,052	$15,002
Collected on behalf of HOAs and other	8,908	8,837
Escrow	7,637	3,855
Rental trust	6,062	4,779
Bonds and deposits	1,108	1,515
Total cash in escrow and restricted cash	$38,767	$33,988

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of Vacation Interests at North American sales centers that are collateralized by their Vacation Interests. Eligibility for this financing is determined based on the customers’ Fair Isaac Corporation ("FICO") credit scores. At September 30, 2012, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 21.5%. The term of the mortgages and contracts receivable are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.8% and 15.9% at September 30, 2012 and December 31, 2011, respectively. Mortgages and contracts receivable in excess of 90 days past due at September 30, 2012 and December 31, 2011 were 2.6% and 3.9%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for Vacation Interests are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.
The Company recorded a $3.3 million discount on the mortgage pool acquired on April 27, 2007 in connection with the Merger, which discount is being amortized over the life of the related acquired mortgage pool. At September 30, 2012 and December 31, 2011, the net unamortized discount on this acquired mortgage pool was $0.4 million and $0.5 million, respectively. During both the three months ended September 30, 2012 and 2011, amortization of $0.1 million was recorded as an increase to interest revenue. During the nine months ended September 30, 2012 and 2011, amortization of $0.1 million and $0.3 million, respectively, was recorded as an increase to interest revenue.
The Company recorded a $7.5 million premium at July 1, 2011 on the purchased Mystic Dunes mortgage pool, which was reduced to $0.8 million based on the final appraisal and is being amortized over the life of the related acquired mortgage pool. At September 30, 2012, the net unamortized premium was $0.4 million. During the three months ended September 30, 2012 and 2011, amortization of $0.1 million and $0.2 million, respectively, was recorded as a decrease to interest revenue. During the nine months ended September 30, 2012 and 2011, amortization of $0.3 million and $0.2 million, respectively, was recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium at May 21, 2012 on the purchased Pacific Monarch Resorts mortgage pool and is being amortized over the life of the related acquired mortgage pool. At September 30, 2012, the net unamortized premium was $0.1 million. During the three and nine months ended September 30, 2012, amortization of $0.01 million and $0.03 million, respectively, was recorded as a decrease to interest revenue.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Mortgages and contracts receivable, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Mortgages and contracts receivable, acquired — the Merger	$34,124	$44,638
Mortgages and contracts receivable, contributed	1,713	3,226
Mortgages and contracts receivable, originated	262,649	223,522
Mortgages and contracts receivable, purchased (unrestricted subsidiaries)	71,704	92,261
Mortgages and contracts receivable, originated (unrestricted subsidiaries)	1,497	1,039
Mortgages and contracts receivable, gross	371,687	364,686
Allowance for loan and contract losses	(55,551)	(50,519)
Allowance for loan and contract losses (unrestricted subsidiaries)	(25,229)	(33,579)
Total allowance for loan and contract loses	(80,780)	(84,098)
Deferred profit on Vacation Interest transactions	(6,504)	(5,756)
Deferred loan and contract origination costs, net of accumulated amortization	4,044	2,826
Inventory value of defaulted mortgages that were previously contributed and acquired	9,888	6,454
Premium on mortgages and contracts receivable, net of accumulated amortization	495	(321)
Discount on mortgages and contracts receivable, net of accumulated amortization	(381)	(489)
Mortgages and contracts receivable, net	$298,449	$283,302
At September 30, 2012 and December 31, 2011, $330.7 million and $333.0 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" caption in the accompanying condensed consolidated balance sheets. See Note 15—Borrowings for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978, "Real Estate-Time-Sharing Activities." See Note 2—Summary of Significant Accounting Policies set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for description of revenue recognition criteria.
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
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable for the periods presented below is as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance, beginning of period	$80,901	$51,356	$84,098	$55,151
Provision for purchased portfolios (unrestricted subsidiaries)	(430)	33,674	3,174	35,334
Provision for uncollectible Vacation Interest sales revenue	6,982	4,534	18,344	11,174
Provision for uncollectible Vacation Interest sales revenue (unrestricted subsidiaries)	(282)	100	(1,067)	183
Mortgages and contracts receivable charged off	(4,991)	(6,539)	(16,606)	(19,205)
Mortgages and contracts receivable charged off (unrestricted subsidiaries)	(2,892)	(4,075)	(13,431)	(5,571)
Recoveries	1,479	2,147	6,249	4,118
Effect of translation rate	13	(11)	19	2
Balance, end of period	$80,780	$81,186	$80,780	$81,186

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

The provision for uncollectible Vacation Interest sales revenue in the allowance schedule above does not include ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments offset the provision for uncollectible Vacation Interest sales revenue by $0.6 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $1.4 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.
A summary of credit quality for the periods presented below is as follows (in thousands):

	September 30, 2012			December 31, 2011
FICO Scores	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total	Diamond Resorts Mortgages and Contracts	Unrestricted Subsidiaries Mortgages and Contracts	Total
>799	$22,448	$1,143	$23,591	$22,868	$1,340	$24,208
700 – 799	142,708	15,127	157,835	139,561	18,769	158,330
600 – 699	97,307	25,288	122,595	88,355	35,858	124,213
<600	27,697	18,941	46,638	13,626	18,841	32,467
No FICO Scores	8,326	12,702	21,028	6,976	18,492	25,468
	$298,486	$73,201	$371,687	$271,386	$93,300	$364,686
FICO credit scores were updated as of December 31, 2011 for all mortgages and contracts receivables with the exception of those acquired through the PMR Acquisition.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs and Collections, and the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net transactions include (1) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures Vacation Interests, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (2) the maintenance fee and assessment fee liability owed to HOAs for intervals or to the Collections for points owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to HOAs; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheet and amortized ratably over the year); (3) cleaning fees owed to HOAs for room stays incurred by the Company’s customers; (4) subsidy liabilities according to a developer guarantee at a resort; in addition, the Company carries subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements which have been terminated; and (5) miscellaneous transactions with other non-HOA related parties.
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs/Collections, the Company evaluates amounts due to and from each HOA/Collection at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210-20, "Balance Sheet - Offsetting."
Due from related parties, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Amounts due from HOAs	$7,118	$12,163
Amounts due from trusts	4,551	15,673
Amounts due from other	1,548	429
Total due from related parties, net	$13,217	$28,265

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Due to related parties, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Amounts due to HOAs	$56,648	$34,796
Amounts due to trusts	41,121	20,434
Amounts due to other	672	292
Total due to related parties, net	$98,441	$55,522
In connection with the PMR Acquisition completed in May 2012, the Company acquired $2.1 million in amounts due from HOAs for management fee, rental commission, collection services, and various other services provided based on a preliminary appraisal.

Note 7	— Other Receivables, Net
Other receivables, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Mini-vacation and sampler programs receivable	$8,992	$2,261
THE Club dues receivable	8,808	32,670
Owner maintenance fee receivable related to our Caribbean resorts	5,288	3,807
Rental receivables and other resort management-related receivables	5,039	4,679
Mortgage/contracts interest receivable	3,956	4,730
Tax refund receivable	2,284	—
THE Club conversion receivable	320	589
Other receivables	3,458	2,536
Total other receivables, gross	38,145	51,272
Allowance for doubtful accounts	(13,437)	(16,219)
Total other receivables, net	$24,708	$35,053
In connection with the PMR Acquisition completed in May 2012, the Company acquired $2.9 million in other receivables primarily related to mini-vacation and sampler programs based on a preliminary appraisal. In addition, the Company submitted a $2.3 million refund claim to the Mexican tax authority to recover certain value-added taxes paid in connection with the PMR Acquisition, which is included in the tax refund receivable line above.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Prepaid expenses and other assets, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Debt issuance costs, net	$23,376	$24,607
Prepaid and unamortized maintenance fees	19,215	4,641
Deferred commissions	6,840	3,756
Prepaid insurance	3,412	2,179
Other inventory/consumables	3,276	2,580
Deposits and advances	3,084	8,892
Prepaid member benefits and affinity programs	2,812	552
Unamortized exchange fees	2,269	28
Vacation Interest purchases in transit	651	2,238
Prepaid sales and marketing costs	569	340
Prepaid rent	535	269
Deferred inventory recovery agreements	533	—
Assets to be disposed (not actively marketed)	525	505
Other	4,860	2,890
Total prepaid expenses and other assets, net	$71,957	$53,477

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.3 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $3.8 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively. See Note 15—Borrowings for more detail.
Debt issuance costs, net of amortization recorded as of September 30, 2012 were comprised of $13.6 million related to the Senior Secured Notes, $3.7 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.5 million related to the DPM Acquisition Loan, $1.6 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.2 million related to the Tempus Acquisition Loan, $0.5 million related to the 2008 Conduit Facility, $0.3 million related to the ILXA Receivables Loan and the ILXA Inventory Loan, and $0.1 million related to the Tempus Inventory Loan. See Note 15—Borrowings for definition of and more detail on the Company's borrowings.
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

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Completed unsold Vacation Interests, net	$282,827	$221,062
Undeveloped land	38,844	31,553
Vacation Interest construction in progress	8,417	4,190
Unsold Vacation Interests, net	$330,088	$256,805

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

Note 10	— Property and Equipment, Net
Property and equipment, net for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Buildings and leasehold improvements	$32,058	$29,032
Land and improvements	16,818	16,819
Furniture and office equipment	16,432	12,832
Computer software	16,028	11,428
Computer equipment	9,416	7,954
Construction in progress	50	345
Property and equipment, gross	90,802	78,410
Less accumulated depreciation	(36,061)	(30,233)
Property and equipment, net	$54,741	$48,177
Depreciation expense related to property and equipment was $2.2 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, and $6.0 million and $5.6 million for the nine months ended September 30, 2012 and 2011, respectively.
Property and equipment are recorded at either cost for assets purchased or constructed, or fair value in the case of assets acquired through business combinations. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. All repair and maintenance costs are expensed as incurred.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 11	— Intangible Assets, Net

Intangible assets, net consisted of the following as of September 30, 2012 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$113,938	$(19,322)	$94,616
Member relationships	36,203	(25,377)	10,826
Distributor relationships and other	1,033	(516)	517
	$151,174	$(45,215)	$105,959
Intangible assets, net consisted of the following as of December 31, 2011 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$75,043	$(14,072)	$60,971
Member relationships	29,325	(23,032)	6,293
Distributor relationships and other	1,230	(385)	845
	$105,598	$(37,489)	$68,109
In connection with the PMR Acquisition completed in May 2012, the Company recorded $45.1 million of intangible assets based on a preliminary appraisal. See Note 20—Business Combinations for further details.
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $2.0 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and was $5.0 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $1.1 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and was $2.4 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets, notwithstanding future acquisitions, if any, is expected to be $12.1 million, $11.7 million, $9.9 million, $7.0 million and $6.7 million for the twelve month periods ending September 30, 2013 through 2017, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units were sold by September 30, 2012. During the nine months ended September 30, 2012, approximately $1.4 million was transferred from assets held for sale to intangibles and unsold Vacation Interests, net as the pending sales on these assets were canceled and they are not expected to be sold within one year of the balance sheet date.
The $4.2 million balance in assets held for sale as of September 30, 2012 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. As of September 30, 2012, the Company is a party to sales contracts entered into during the first quarter of 2011 and the second quarter of 2012 for approximately $3.5 million and $0.2 million, respectively, of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

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
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets in its European operations. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360 "Property, Plant and Equipment". See Note 12—Assets Held for Sale for further detail.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued liabilities for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and related	$18,970	$18,947
Accrued commissions	10,144	5,951
Accrued interest	9,425	20,618
Accrued other taxes	8,445	6,903
Accrued marketing expenses	8,172	4,706
Accrued professional fees	8,164	2,046
Accrued exchange company fees	3,592	1,044
Accrued operating lease liabilities	3,079	2,092
Accrued insurance	2,415	1,478
Deposits on pending sale of assets	1,715	865
Accrued contingent litigation liabilities	1,186	1,184
Accrued call center costs	423	1,173
Other	5,051	3,319
Total accrued liabilities	$80,781	$70,326

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred mini-vacations and sampler programs revenue—sold but unused trial Vacation Interests. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product and a U.S. fixed-term product, both of which are three years in duration and, as such, are treated as Vacation Interest sales revenue.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

THE Club deferred revenue—THE Club annual membership fees billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.
Deferred management fees and allocations revenue—-management fees and allocations paid in advance by the HOAs to the Company for its role as the management company. The Company allocates a portion of its Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio, and general and administrative expenses to the HOAs. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period that they are earned.
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to an exchange company to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition — Customer Payments and Incentives", the $5.0 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by the exchange company.
Accrued guest deposits—amounts received from guests for future rentals recognized as revenue when earned.
Deferred amenity fee revenue—amenity fees are charged to VOI owners at a certain resort to cover costs associated with the swimming pools, tennis courts and golf course. These fees are billed annually and amortized ratably over the year.
Deferred revenues for the periods presented below consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred mini-vacation and sampler program revenue	$28,536	$16,954
Deferred maintenance and reserve fee revenue	15,912	11,508
THE Club deferred revenue	9,546	38,124
Deferred management fees and allocation revenue	3,313	—
Deferred revenue from an exchange company	2,466	2,787
Accrued guest deposits	1,202	659
Deferred amenity fee revenue	606	—
Other	770	742
Total deferred revenues	$62,351	$70,774

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
Conduit Facilities, 2009 Securitization and 2011 Securitization. On November 3, 2008, the Company entered into agreements for its 2008 conduit facility ("2008 Conduit Facility"), pursuant to which it issued secured VOI receivable-backed variable funding notes designated as Diamond Resorts Issuer 2008 LLC, Variable Funding Notes, in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75.0 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans.
On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as Diamond Resorts Owners Trust Series 2009-1 Class A (the "DROT 2009 Class A Notes"), and Series 2009-1 Class B, (the "DROT 2009 Class B Notes" and together with the DROT 2009 Class A Notes, the "DROT 2009 Notes"). The Class A notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The Class B notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

On April 27, 2011, the Company completed the 2011 securitization transaction and issued the Diamond Resorts Owners Trust Series 2011-1 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature March 20, 2023 and have an interest rate of 4.0%.
 Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Security Agreement (the "LSSA"), dated as of April 30, 2010 with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40 million loan sale facility and joint marketing venture ("Quorum Facility") where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum of the Quorum Facility to $60.0 million and to extend the term of the agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party.
At September 30, 2012, the weighted average purchase price payment was 89.6% of the obligor loan amount and the weighted average program purchase fee was 6.3%.

ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company entered into agreements to acquire certain assets from ILX Resorts Incorporated and its affiliates through its wholly-owned subsidiary, ILXA (the "ILX Acquisition"). The purchase price was a cash payment of approximately $6.9 million and the assumption of approximately $23.8 million in liabilities. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement ("ILXA Inventory Loan") and a Receivables Loan and Security Agreement ("ILXA Receivables Loan") with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. ILXA and each of its wholly-owned subsidiaries are special purpose and unrestricted subsidiaries.

           Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto (the "Tempus Acquisition Loan"). The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate amount of $41.1 million (which included a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Acquisition Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loan to fund the Aegean Blue Acquisition.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the "Mystic Dunes Loan"). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the "Tempus Receivables Loan"). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the nine months ended September 30, 2012, Mystic Dunes, LLC made additional principal payments of $0.1 million pursuant to this requirement. The

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the "Tempus Loans."

Tempus Acquisition, LLC, Mystic Dunes, LLC and each of its wholly-owned subsidiaries are special purpose and unrestricted subsidiaries.

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

In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lender parties thereto, and the lenders party thereto (the "DPM Acquisition Loan"). The DPM Acquisition Loan is collateralized by substantially all of the assets of DPMA. The DPM Acquisition Loan is in an aggregate amount of $71.3 million (which initially consisted of a $61.3 million term loan and a $10.0 million revolving loan), has an interest rate of 18.0% (of which an amount equal to not less than 10.0% is paid currently and the remaining accrued amount may be paid, at DPMA's election, in cash or accrued and added to the principal amount of the applicable term or revolving loan), and matures on May 21, 2016.

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

On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan will provide debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6% per annum, provided that LIBOR is never less than 2% nor greater than 4%% per annum. As of September 30, 2012, there have been no borrowings under this facility.
DPMA and each of its wholly-owned subsidiaries are special purpose and unrestricted subsidiaries.
Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in January 2013 and February 2013 and each carry an interest rate of 3.1% per annum. In addition, the Company purchased certain software licenses during the three months ended September 30, 2012 with monthly interest-free payments due for the next two years. This obligation was recorded at fair value as of September 30, 2012 using a discount rate of 5.7%.
The following table presents selected information on the Company’s borrowings for the periods presented below (dollars in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

	September 30, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Borrowings under Restricted Subsidiaries
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(8,757)			—	—	(9,454)
Diamond Resorts Owners Trust Series 2009-1 (1)(2)	58,278	9.5%	3/20/2026	98,226	—	84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1 (1) (2)	(499)			—	—	(659)
Diamond Resorts Owners Trust Series 2011-1 (1)(2)	40,581	4.0%	3/20/2023	41,406	—	51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1 (1)(2)	(334)			—	—	(395)
Quorum Facility (1)(2)	51,681	6.3%	4/30/2013	54,952	8,319	31,733
2008 Conduit Facility (1)(2)	52,738	4.5%	4/12/2013	65,917	18,864	21,111
Notes payable-insurance policies (3)	2,126	3.1%	Various	—	—	1,814
Notes payable-other (3)	1,017	5.6%	Various	—	—	56
Total Restricted Subsidiaries	621,831			260,501	27,183	605,582

Borrowings under Unrestricted Subsidiaries:
DPM Acquisition Loan (1)(3)	63,489	20.4%	5/21/2016	—	—	—
Tempus Receivables Loan (1)(2)	48,182	10.0%	7/1/2015	62,763	—	63,035
Payments in transit (1)(2)	(1,509)			—	—	(1,886)
10% participation interest (Tempus Acquisition, LLC) (1)(2)	(6,077)			—	—	(6,799)
Tempus Acquisition Loan (1)(3)	37,180	20.4%	6/30/2015	—	—	42,658
ILXA Inventory Loan (1)(3)	16,794	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)(2)	6,140	10.0%	8/31/2015	4,308	—	7,420
Tempus Inventory Loan (1)(3)	3,113	7.5%	6/30/2016	—	—	3,599
Note Payable-RFA fees (1)(3)	1,596	10.0%	6/20/2014	—	—	2,170
2008 Conduit Facility (1)(2)	2,503	4.5%	4/12/2013	3,129	895	959
Notes payable-other (1)(3)	—			—	—	130
Total Unrestricted Subsidiaries	171,411			70,200	895	132,373
Grand Total	$793,242			$330,701	$28,078	$737,955

(1) Non-recourse indebtedness
(2) Securitization notes and Funding Facilities
(3) Other notes payable
Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and 2008 Conduit Facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of September 30, 2012.
Liquidity
Cash provided by operations was $25.3 million for the nine months ended September 30, 2012 compared to cash used by operations of $2.4 million for the nine months ended September 30, 2011. Cash and cash equivalents were $18.2 million and $19.9 million as of September 30, 2012 and December 31, 2011, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

maturities and the Company's other cash requirements for the next twelve months. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans require a minimum cash down payment of 10% of the purchase price at the time of sale; however, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in the Company's ability to meet its short-term and long-term cash needs. The Company has historically relied upon its ability to sell receivables in the securitization market in order to generate liquidity and create capacity on its conduit facilities and Quorum Facility (together referred to as "Funding Facilities").

Note 16 — Income Taxes

The income tax (benefit) provision for the three and nine months ended September 30, 2012 and 2011 was determined based on the recording of a gain on bargain purchase from business combinations with corresponding deferred tax liability that produces a tax benefit through the release of the deferred tax asset valuation allowance, as well as pre-tax book income (loss) (adjusted for book-tax differences) for those periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, and foreign currency and rate change adjustments, the Company's estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $1.0 million as of September 30, 2012.
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
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At September 30, 2012, the Company had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases will be expensed as incurred.
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
In October 2011, the HOA of one of the Company's managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to the Company. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against the Company and certain affiliates, officers, and employees of the Company and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November 2012, the Company reached an agreement with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to court approval. The Company does not expect the settlement to have a material impact on its financial condition or results of operations.
In September 2012, the U.S. Department of Labor completed an audit of the Company's labor practices. The outcome of the audit did not have a material impact on the Company's financial position or its results of operations.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

At September 30, 2012 and December 31, 2011, the Company's derivative instruments were the 2010 Cap, June 2012 Cap, July 2012 Cap, and September 2012 Cap ("the Caps"), which had fair values of $0. The Caps were valued internally due to the immateriality of the balances based on cash flow models that discount the future cash flows based on a discount rate that factors in a credit risk premium and the volatility of forward rates. The Caps were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See Note 3—Concentrations of Risk for further detail on the Caps.
At September 30, 2012, mortgages and contracts receivable had a balance of $298.4 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends, default rates and past due aging reports. The Company believes that this balance approximates the fair value of the mortgages and contracts based on the recent extension of the Company’s 2008 Conduit Facility on October 14, 2011. These financial assets are classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes are classified as Level 2 as they are not actively traded on the open market. At September 30, 2012, the fair value of the Senior Secured Notes was $459.0 million based on a quoted price of 1.08 on a restricted bond market.
At September 30, 2012, all of the Company’s securitization notes and 2008 Conduit Facility are classified as Level 2 since they are either recently-completed transactions or measured using other significant observable inputs including the current refinancing activities, which the Company believes approximates similar instruments in active markets.
At September 30, 2012, the DROT 2011 Notes (net of unamortized original issue discount) had an aggregate balance of $40.2 million. The Company, with the assistance of an investment banking firm, determined the fair value of the DROT 2011 Notes was $42.4 million on the same date.
At September 30, 2012, the DROT 2009 Notes (net of unamortized original issue discount) had an aggregate balance of $57.8 million. The Company, with the assistance of an investment banking firm, determined the fair value of the DROT 2009 Notes was $61.5 million on the same date.
At September 30, 2012, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan, the Tempus Inventory Loan and the DPM Acquisition Loan had an aggregate balance of $226.6 million in the accompanying condensed consolidated balance sheet, which the Company believes approximates their fair value due to the fact that these transactions were recently completed. The Quorum Facility was amended in April 2012, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, the Tempus Acquisition Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011, and the DPM Acquisition Loan was issued in May 2012.
At September 30, 2012, the fair value and the carrying value of the borrowings under Notes Payable—RFA fees were both $1.6 million as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
The carrying value related to the notes payable balance, excluding the ILXA Inventory Loan, the Tempus Inventory Loan, the Tempus Acquisition Loan, Note Payable-RFA fees and the DPM Acquisition Loan, was $3.1 million as of September 30, 2012. The fair value was not calculated based on the fact that the components of the notes payable were either due within one year or were immaterial.
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

Note 19 — Common and Preferred Units
On June 17, 2010, the Company entered into agreements with DRP Holdco, LLC, an investment vehicle managed by an affiliate of Guggenheim Partners, LLC ("Guggenheim"). These agreements provided for Guggenheim to make a $75.0 million investment in common and preferred units of the Company. The entire $75.0 million investment was attributed to preferred units in accordance with the agreements and the value assigned to common units was $0. An initial investment of $25.0 million was made on June 17, 2010 and the remaining investment of $50.0 million was received on August 13, 2010. The proceeds of this investment were used to repurchase the equity securities previously held by the Investor and, therefore, the Company did not retain any net proceeds from these transactions.
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

Note 20 — Business Combinations
On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned unrestricted subsidiary of Tempus Acquisition, LLC. During the nine months ended September 30, 2012, the Company recorded a $0.1 million adjustment to reduce the gain on bargain purchase from business combination due to information received subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
On May 21, 2012, the Company completed the PMR Acquisition through DPMA, a wholly-owned unrestricted subsidiary of the Company, whereby DPMA acquired certain real estate and timeshare related assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. In order to fund the PMR Acquisition, DPMA entered into the DPM Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See Note 15— Borrowings for more information.
The PMR Acquisition added nine locations to the Company's collection of available resorts, four management contracts, VOI inventory, additional owner-families and members to the Company's owner base and an opportunity to generate additional future fee-based revenue. The Company accounted for the PMR Acquisition under the purchase method in accordance with ASC 805, "Business Combinations." As of September 30, 2012, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Pacific Monarch Resorts, Inc. at the acquisition date based on the preliminary appraisal (in thousands). The Company recorded $22.8 million in gain on bargain purchase from business combinations in accordance with ASC 805-30-25 due to the fact that the assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Based on Preliminary Appraisal
Consideration:
Cash	$51,635
Fair value of total consideration transferred	$51,635

Recognized amounts of identifiable assets acquired and liabilities assumed as of May 21, 2012:
Prepaid expenses and other assets	$315
Due from related parties, net	2,067
Other receivables, net	2,866
Mortgages and contracts receivable	1,783
Unsold Vacation Interests	36,221
Property and equipment	1,408
Intangible assets	45,100
Total assets	89,760
Deferred tax liability	13,612
Liabilities assumed	1,748
Total identifiable net assets	$74,400

Gain on bargain purchase from business combination	$22,765

Acquired PMR intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management Contracts	15	$38,300
Customer Lists	3	6,800
Total acquired intangible assets		$45,100

The PMR Acquisition contributed $22.1 million of revenue and $26.1 million of net income, which includes $22.8 million of gain on bargain purchase and $13.6 million of related income tax benefit, from the acquisition date through September 30, 2012. These amounts are included in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2012. For the three months ended September 30, 2012, $17.3 million of revenue and $2.9 million of net loss attributable to the PMR Acquisition are included in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2012.
The following table presents unaudited consolidated pro forma financial information as if the closing of the PMR Acquisition had occurred on January 1, 2011 for purposes of the financial information presented for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$142,712	$124,702	$396,908	$334,695
Net (loss) income	$(10,017)	$36,628	$(8,302)	$26,703

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

The historical unaudited consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the PMR Acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results of the Company and DPMA.

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
On October 5, 2012, the Company completed the Aegean Blue Acquisition that added five resorts located on the Greek islands of Rhodes and Crete to its collection of resorts, as well as additional owners to the Company's ownership base. This acquisition will be accounted for under the purchase method in accordance with ASC 805, "Business Combinations." See Note 25—Subsequent Events for further details on this acquisition.

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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$89,594	$—	$89,594	$—	$60,228	$—	$60,228
Provision for uncollectible Vacation Interest sales revenue	—	(6,276)	—	(6,276)	—	(4,516)	—	(4,516)
Vacation Interest, net	—	83,318	—	83,318	—	55,712	—	55,712
Management and member services	29,999	—	—	29,999	25,992	—	—	25,992
Consolidated resort operations	8,361	—	—	8,361	7,601	—	—	7,601
Interest	—	12,551	335	12,886	—	12,966	1,684	14,650
Other	1,019	7,129	—	8,148	274	3,221	—	3,495
Total revenues	39,379	102,998	335	142,712	33,867	71,899	1,684	107,450
Costs and Expenses:
Vacation Interest cost of sales	—	16,778	—	16,778	—	1,854	—	1,854
Advertising, sales and marketing	—	49,554	—	49,554	—	34,488	—	34,488
Vacation Interest carrying cost, net	—	8,226	—	8,226	—	4,156	—	4,156
Management and member services	8,862	—	—	8,862	6,719	—	—	6,719
Consolidated resort operations	7,314	—	—	7,314	6,620	—	—	6,620
Loan portfolio	189	2,257	—	2,446	290	1,882	—	2,172
Other operating	—	2,454	—	2,454	—	1,023	—	1,023
General and administrative	—	—	27,976	27,976	—	—	21,074	21,074
Depreciation and amortization	—	—	5,205	5,205	—	—	3,853	3,853
Interest	—	4,554	20,254	24,808	—	5,649	16,453	22,102
Impairments and other write-offs	—	—	401	401	—	—	693	693
Gain on disposal of assets	—	—	(122)	(122)	—	—	(76)	(76)
Adjustment (gain) on bargain purchase from business combinations	—	—	115	115	—	—	(34,183)	(34,183)
Total costs and expenses	16,365	83,823	53,829	154,017	13,629	49,052	7,814	70,495
Income (loss) before provision (benefit) for income taxes	23,014	19,175	(53,494)	(11,305)	20,238	22,847	(6,130)	36,955
Provision (benefit) for income taxes	—	—	340	340	—	—	(646)	(646)
Net income (loss)	$23,014	$19,175	$(53,834)	$(11,645)	$20,238	$22,847	$(5,484)	$37,601

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$218,857	$—	$218,857	$—	$154,631	$—	$154,631
Provision for uncollectible Vacation Interest sales revenue	—	(16,093)	—	(16,093)	—	(11,259)	—	(11,259)
Vacation Interest, net	—	202,764	—	202,764	—	143,372	—	143,372
Management and member services	85,574	—	—	85,574	73,495	—	—	73,495
Consolidated resort operations	25,522	—	—	25,522	21,789	—	—	21,789
Interest	—	38,015	1,039	39,054	—	31,679	2,601	34,280
Other	3,835	16,357	—	20,192	7,649	8,184	—	15,833
Total revenues	114,931	257,136	1,039	373,106	102,933	183,235	2,601	288,769
Costs and Expenses:
Vacation Interest cost of sales	—	17,175	—	17,175	—	(3,760)	—	(3,760)
Advertising, sales and marketing	—	124,591	—	124,591	—	96,121	—	96,121
Vacation Interest carrying cost, net	—	26,674	—	26,674	—	20,063	—	20,063
Management and member services	25,597	—	—	25,597	18,534	—	—	18,534
Consolidated resort operations	22,620	—	—	22,620	19,894	—	—	19,894
Loan portfolio	631	6,549	—	7,180	729	5,599	—	6,328
Other operating	—	5,419	—	5,419	—	2,503	—	2,503
General and administrative	—	—	70,937	70,937	—	—	58,797	58,797
Depreciation and amortization	—	—	13,379	13,379	—	—	10,165	10,165
Interest	—	14,240	55,718	69,958	—	14,082	46,300	60,382
Impairments and other write-offs	—	—	390	390	—	—	1,016	1,016
Gain on disposal of assets	—	—	(218)	(218)	—	—	(448)	(448)
Gain on bargain purchase from business combinations	—	—	(22,634)	(22,634)	—	—	(34,183)	(34,183)
Total costs and expenses	48,848	194,648	117,572	361,068	39,157	134,608	81,647	255,412
Income (loss) before benefit for income taxes	66,083	62,488	(116,533)	12,038	63,776	48,627	(79,046)	33,357
Benefit for income taxes	—	—	(13,353)	(13,353)	—	—	(64)	(64)
Net income (loss)	$66,083	$62,488	$(103,180)	$25,391	$63,776	$48,627	$(78,982)	$33,421

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 22 — Condensed Consolidating Financial Statements - Restricted and Unrestricted Subsidiaries
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated "Unrestricted Subsidiaries" for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. As of September 30, 2012 and December 31, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILXA and its subsidiaries, Tempus Acquisition, LLC and its subsidiaries, and DPMA and its subsidiaries. As of September 30, 2011, the Unrestricted Subsidiaries were FLRX, Inc. and its subsidiaries, ILXA and its subsidiaries, and Tempus Acquisition, LLC and its subsidiaries. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flow of Unrestricted Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to current and potential investors in the Senior Secured Notes as well as others.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2012 (in thousands) (Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$17,798	$449	$—	$18,247
Cash in escrow and restricted cash	37,929	838	—	38,767
Mortgages and contracts receivable, net of allowance of $55,551, $25,229, $0 and $80,780, respectively	251,114	47,339	(4)	298,449
Due from related parties, net	25,721	4,051	(16,555)	13,217
Other receivables, net	17,915	6,793	—	24,708
Income tax receivable	1,902	—	—	1,902
Prepaid expenses and other assets, net	63,291	9,791	(1,125)	71,957
Unsold Vacation Interests, net	267,429	78,600	(15,941)	330,088
Property and equipment, net	32,488	22,253	—	54,741
Assets held for sale	4,058	154	—	4,212
Intangible assets, net	31,729	74,230	—	105,959
Total assets	$751,374	$244,498	$(33,625)	$962,247
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$13,088	$1,733	$—	$14,821
Due to related parties, net	64,742	57,721	(24,022)	98,441
Accrued liabilities	70,289	11,621	(1,129)	80,781
Income taxes payable	2,856	—	—	2,856
Deferred revenues	61,043	1,308	—	62,351
Senior Secured Notes, net of original issue discount of $8,757, $0, $0 and $8,757, respectively	416,243	—	—	416,243
Securitization notes and Funding Facilities, net of original issue discount of $833, $0, $0 and $833, respectively	202,445	49,239	—	251,684
Notes payable	3,143	122,172	—	125,315
Total liabilities	833,849	243,794	(25,151)	1,052,492

Member capital (deficit)	152,212	9,675	(9,675)	152,212
(Accumulated deficit) retained earnings	(217,933)	(8,467)	714	(225,686)
Accumulated other comprehensive (loss) income	(16,754)	(504)	487	(16,771)
Total member (deficit) capital	(82,475)	704	(8,474)	(90,245)
Total liabilities and member capital (deficit)	$751,374	$244,498	$(33,625)	$962,247

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$83,957	$5,637	$—	$89,594
(Provision) adjustment for uncollectible Vacation Interest sales revenue	(6,639)	363	—	(6,276)
Vacation Interest, net	77,318	6,000	—	83,318
Management and member services	29,772	4,220	(3,993)	29,999
Consolidated resort operations	7,262	1,099	—	8,361
Interest	10,053	2,833	—	12,886
Other	9,034	10,178	(11,064)	8,148
Total revenues	133,439	24,330	(15,057)	142,712
Costs and Expenses:
Vacation Interest cost of sales	16,121	657	—	16,778
Advertising, sales and marketing	46,721	3,405	(572)	49,554
Vacation Interest carrying cost, net	6,518	2,498	(790)	8,226
Management and member services	9,837	2,432	(3,407)	8,862
Consolidated resort operations	6,183	1,131	—	7,314
Loan portfolio	2,316	1,204	(1,074)	2,446
Other operating	2,973	1,523	(2,042)	2,454
General and administrative	17,780	10,196	—	27,976
Depreciation and amortization	2,348	2,857	—	5,205
Interest	16,952	7,856	—	24,808
Impairments and other write-offs	401	—	—	401
Gain on disposal of assets	(122)	—	—	(122)
Adjustment on bargain purchase from business combinations	—	115	—	115
Total costs and expenses	128,028	33,874	(7,885)	154,017
Income (loss) before benefit for income taxes	5,411	(9,544)	(7,172)	(11,305)
Provision (benefit) for income taxes	450	(110)	—	340
Net Income (loss)	$4,961	$(9,434)	$(7,172)	$(11,645)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$207,049	$11,808	$—	$218,857
(Provision) adjustment for uncollectible Vacation Interest sales revenue	(17,273)	1,180	—	(16,093)
Vacation Interest, net	189,776	12,988	—	202,764
Management and member services	85,023	9,173	(8,622)	85,574
Consolidated resort operations	21,430	4,092	—	25,522
Interest	28,853	10,201	—	39,054
Other	23,657	18,374	(21,839)	20,192
Total revenues	348,739	54,828	(30,461)	373,106
Costs and Expenses:
Vacation Interest cost of sales	16,249	926	—	17,175
Advertising, sales and marketing	119,072	6,507	(988)	124,591
Vacation Interest carrying cost, net	22,875	5,708	(1,909)	26,674
Management and member services	26,395	5,948	(6,746)	25,597
Consolidated resort operations	18,949	3,671	—	22,620
Loan portfolio	6,960	2,143	(1,923)	7,180
Other operating	7,309	3,419	(5,309)	5,419
General and administrative	51,923	19,014	—	70,937
Depreciation and amortization	6,793	6,586	—	13,379
Interest	50,534	19,424	—	69,958
Impairments and other write-offs	390	—	—	390
Gain on disposal of assets	(218)	—	—	(218)
Gain on bargain purchase from business combinations	—	(22,634)	—	(22,634)
Total costs and expenses	327,231	50,712	(16,875)	361,068
Income (loss) before benefit for income taxes	21,508	4,116	(13,586)	12,038
Provision (benefit) for income taxes	209	(13,562)	—	(13,353)
Net income (loss)	$21,299	$17,678	$(13,586)	$25,391

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$21,299	$17,678	$(13,586)	$25,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (adjustment) for uncollectible Vacation Interest sales revenue	17,273	(1,180)	—	16,093
Amortization of capitalized financing costs and original issue discounts	4,163	579	—	4,742
Amortization of capitalized loan origination costs and portfolio discounts (premiums)	2,376	(706)	—	1,670
Depreciation and amortization	6,793	6,586	—	13,379
Impairments and other write-offs	390	—	—	390
Gain on disposal of assets	(218)	—	—	(218)
Gain on bargain purchase from business combinations	—	(22,634)	—	(22,634)
Deferred income taxes	—	(13,612)	—	(13,612)
Gain on foreign currency exchange	(98)	—	—	(98)
Gain on mortgage repurchase	(26)	—	—	(26)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(42,922)	11,803	(2)	(31,121)
Due from related parties, net	9,225	348	8,735	18,308
Other receivables, net	14,783	(1,422)	19	13,380
Prepaid expenses and other assets, net	(20,289)	1,638	(21)	(18,672)
Unsold Vacation Interests, net	(39,266)	(7,745)	12,737	(34,274)
Accounts payable	1,270	1,042	—	2,312
Due to related parties, net	41,079	15,613	(7,896)	48,796
Accrued liabilities	1,515	10,912	14	12,441
Income taxes receivable and payable	(2,046)	—	—	(2,046)
Deferred revenues	(10,139)	1,277	—	(8,862)
Net cash provided by operating activities	5,162	20,177	—	25,339
Investing activities:
Property and equipment capital expenditures	(11,005)	(268)	—	(11,273)
Purchase of assets in connection with the PMR Acquisition, net of $0, $0, $0, and $0 cash acquired, respectively	—	(51,635)	—	(51,635)
Proceeds from sale of assets	497	—	—	497
Net cash used in investing activities	(10,508)	(51,903)	—	(62,411)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(4,521)	$(232)	$—	$(4,753)
Proceeds from issuance of securitization notes and Funding Facilities	80,997	1,867	—	82,864
Proceeds from issuance of notes payable	1,124	64,138	—	65,262
Payments on securitization notes and Funding Facilities	(66,937)	(15,358)	—	(82,295)
Payments on notes payable	(7,426)	(15,919)	—	(23,345)
Payments of debt issuance costs	(24)	(2,570)	—	(2,594)
Payments of costs related to issuance of common and preferred units	(35)	—	—	(35)
Net cash provided by financing activities	3,178	31,926	—	35,104
Net (decrease) increase in cash and cash equivalents	(2,168)	200	—	(1,968)
Effect of changes in exchange rates on cash and cash equivalents	318	—	—	318
Cash and cash equivalents, beginning of period	19,648	249	—	19,897
Cash and cash equivalents, end of period	$17,798	$449	$—	$18,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$61,067	$11,032	$—	$72,099
Cash paid for taxes, net of tax refunds	$2,337	$—	$—	$2,337
Purchase of assets in connection with the PMR Acquisition:
Fair value of assets acquired based on a preliminary report	$—	$89,760	$—	$89,760
Gain on bargain purchase recognized	—	(22,765)	—	(22,765)
Cash paid	—	(51,635)	—	(51,635)
Deferred tax liability	—	(13,612)	—	(13,612)
Liabilities assumed	$—	$1,748	$—	$1,748

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,573	$—	$—	$7,573
Assets held for sale reclassified to unsold Vacation Interests	$1,353	$—	$—	$1,353
Assets held for sale reclassified to other intangibles	$192	$—	$—	$192

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$19,648	$249	$—	$19,897
Cash in escrow and restricted cash	33,370	618	—	33,988
Mortgages and contracts receivable, net of allowance of $50,519, $33,579, $0 and $84,098, respectively	227,835	55,473	(6)	283,302
Due from related parties, net	33,686	2,399	(7,820)	28,265
Other receivables, net	32,579	2,455	19	35,053
Income tax receivable	629	—	—	629
Prepaid expenses and other assets, net	45,402	9,221	(1,146)	53,477
Unsold Vacation Interests, net	225,375	34,634	(3,204)	256,805
Property and equipment, net	25,943	22,234	—	48,177
Assets held for sale	5,517	—	—	5,517
Intangible assets, net	34,050	34,059	—	68,109
Total assets	$684,034	$161,342	$(12,157)	$833,219

LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$11,662	$691	$—	$12,353
Due to related parties, net	28,684	42,261	(15,423)	55,522
Accrued liabilities	68,316	3,153	(1,143)	70,326
Income taxes payable	3,491	—	—	3,491
Deferred revenues	70,743	31	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0 and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $1,054, $0, $0 and $1,054, respectively	188,165	62,730	—	250,895
Notes payable	1,871	69,643	—	71,514
Total liabilities	788,478	178,509	(16,566)	950,421

Member capital (deficit)	152,247	9,675	(9,675)	152,247
(Accumulated deficit) retained earnings	(238,345)	(26,140)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(18,346)	(702)	676	(18,372)
Total member (deficit) capital	(104,444)	(17,167)	4,409	(117,202)
Total liabilities and member capital (deficit)	$684,034	$161,342	$(12,157)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$57,537	$2,691	$—	$60,228
Provision for uncollectible Vacation Interest sales revenue	(4,417)	(99)	—	(4,516)
Vacation Interest, net	53,120	2,592	—	55,712
Management and member services	26,165	1,640	(1,813)	25,992
Consolidated resort operations	7,228	979	(606)	7,601
Interest	10,561	4,089	—	14,650
Other	4,311	2,287	(3,103)	3,495
Total revenues	101,385	11,587	(5,522)	107,450
Costs and Expenses:
Vacation Interest cost of sales	1,728	126	—	1,854
Advertising, sales and marketing	33,350	1,321	(183)	34,488
Vacation Interest carrying cost, net	3,600	731	(175)	4,156
Management and member services	6,184	2,816	(2,281)	6,719
Consolidated resort operations	5,658	962	—	6,620
Loan portfolio	1,955	562	(345)	2,172
Other operating	1,583	461	(1,021)	1,023
General and administrative	16,480	4,561	33	21,074
Depreciation and amortization	2,395	1,458	—	3,853
Interest	17,054	5,048	—	22,102
Impairments and other write-offs	681	12	—	693
(Gain) loss on disposal of assets	(232)	156	—	(76)
Gain on bargain purchase from business combinations	—	(34,183)	—	(34,183)
Total costs and expenses	90,436	(15,969)	(3,972)	70,495
Income (loss) before benefit for income taxes	10,949	27,556	(1,550)	36,955
Benefit for income taxes	(499)	(147)	—	(646)
Net income (loss)	$11,448	$27,703	$(1,550)	$37,601

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$149,496	$5,134	$1	$154,631
Provision for uncollectible Vacation Interest sales revenue	(11,088)	(171)	—	(11,259)
Vacation Interest, net	138,408	4,963	1	143,372
Management and member services	73,865	3,399	(3,769)	73,495
Consolidated resort operations	21,024	1,371	(606)	21,789
Interest	29,294	4,986	—	34,280
Other	17,218	2,308	(3,693)	15,833
Total revenues	279,809	17,027	(8,067)	288,769
Costs and Expenses:
Vacation Interest cost of sales	(3,995)	235	—	(3,760)
Advertising, sales and marketing	93,446	3,032	(357)	96,121
Vacation Interest carrying cost, net	17,245	3,362	(544)	20,063
Management and member services	16,646	6,020	(4,132)	18,534
Consolidated resort operations	18,440	1,454	—	19,894
Loan portfolio	5,976	697	(345)	6,328
Other operating	3,269	486	(1,252)	2,503
General and administrative	48,278	10,417	102	58,797
Depreciation and amortization	7,663	2,502	—	10,165
Interest	52,918	7,464	—	60,382
Impairments and other write-offs	994	22	—	1,016
(Gain) loss on disposal of assets	(732)	284	—	(448)
Gain on bargain purchase from business combinations	—	(34,183)	—	(34,183)
Total costs and expenses	260,148	1,792	(6,528)	255,412
Income (loss) before provision (benefit) for income taxes	19,661	15,235	(1,539)	33,357
Provision (benefit) for income taxes	292	(356)	—	(64)
Net income (loss)	$19,369	$15,591	$(1,539)	$33,421

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$19,369	$15,591	$(1,539)	33,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	11,088	171	—	11,259
Amortization of capitalized financing costs and original issue discounts	4,550	194	—	4,744
Amortization of capitalized loan origination costs and portfolio discounts	1,797	204	—	2,001
Depreciation and amortization	7,663	2,502	—	10,165
Impairments and other write-offs	994	22	—	1,016
(Gain) loss on disposal of assets	(732)	284	—	(448)
Gain on bargain purchase from business combinations	—	(34,183)	—	(34,183)
Loss on foreign currency exchange	13	—	—	13
Gain on mortgage repurchase	(158)	—	—	(158)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(1,456)	5,186	(7)	3,723
Due from related parties, net	(3,560)	(943)	(54)	(4,557)
Other receivables, net	14,976	665	633	16,274
Prepaid expenses and other assets, net	(12,624)	(1,082)	(498)	(14,204)
Unsold Vacation Interests, net	(30,186)	(2,183)	1,540	(30,829)
Accounts payable	3,076	84	—	3,160
Due to related parties, net	16,264	19,703	105	36,072
Accrued liabilities	(7,333)	(3,116)	(180)	(10,629)
Income taxes receivable and payable	(533)	(356)	—	(889)
Deferred revenues	(23,064)	(1,690)	—	(24,754)
Net cash (used in) provided by operating activities	(3,470)	1,053	—	(2,417)
Investing activities:
Property and equipment capital expenditures	(5,003)	(121)	—	(5,124)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of $0, $2,515, $0, $2,515 cash acquired, respectively	—	(102,398)	—	(102,398)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	1,948	1	—	1,949
Net cash used in investing activities	$(3,055)	$(106,011)	$—	$(109,066)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(1,395)	$1,938	$—	$543
Proceeds from issuance of securitization notes and Funding Facilities	102,502	78,662	—	181,164
Proceeds from issuance of notes payable	—	44,678	—	44,678
Payments on securitization notes and Funding Facilities	(96,635)	(8,615)	—	(105,250)
Payments on notes payable	(6,114)	(7,544)	—	(13,658)
Payments of debt issuance costs	(2,844)	(1,571)	—	(4,415)
Proceeds from issuance of common and preferred units	146,651	—	—	146,651
Repurchase of a portion of outstanding warrants	(16,598)	—	—	(16,598)
Repurchase a portion of outstanding common units	(16,352)	—	—	(16,352)
Repurchase of redeemable preferred units	(108,701)	—	—	(108,701)
Payments on costs related to issuance of common and preferred units	(4,585)	—	—	(4,585)
Net cash (used in) provided by financing activities	(4,071)	107,548	—	103,477
Net (decrease) increase in cash and cash equivalents	(10,596)	2,590	—	(8,006)
Effect of changes in exchange rates on cash and cash equivalents	61	—	—	61
Cash and cash equivalents, beginning of period	27,163	166	—	27,329
Cash and cash equivalents, end of period	$16,628	$2,756	$—	$19,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$62,947	$4,275	$—	$67,222
Cash paid for taxes, net of cash tax refunds	$684	$—	$—	$684
Purchase of assets in connection with the Tempus Resorts Acquisition:
Fair value of assets acquired	$—	$146,974	$—	$146,974
Gain on bargain purchase recognized	$—	$(34,183)	$—	$(34,183)
Cash paid	$—	$(104,915)	$—	$(104,915)
Liabilities assumed	$—	$7,876	$—	$7,876
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$6,141	$—	$—	$6,141
Assets held for sale reclassified to unsold Vacation Interests	$2,994	$—	$—	$2,994

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 23 — Condensed Consolidating Financial Statements - Guarantor and Non-guarantor Subsidiaries
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (1) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the Senior Secured Note Indenture; and (2) the Company and all of its other subsidiaries. Please see Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a list of the guarantor subsidiaries. The Company's non-guarantor subsidiaries include its European subsidiaries, special purpose and unrestricted subsidiaries, special purpose subsidiaries created for the non-recourse indebtedness, and a wholly-owned captive insurance entity. For purposes of the Senior Secured Note Indenture, the financial position, results of operations, and statements of cash flows of Non-guarantor Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this quarterly report.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2012 (in thousands) (Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$9,423	$8,824	$—	$18,247
Cash in escrow and restricted cash	21,558	17,209	—	38,767
Mortgages and contracts receivable, net of allowance of $44,906, $35,874, $0 and $80,780, respectively	(10,306)	308,759	(4)	298,449
Due from related parties, net	113,722	20,153	(120,658)	13,217
Other receivables, net	13,008	11,700	—	24,708
Income tax receivable	1,875	27	—	1,902
Prepaid expenses and other assets, net	60,180	26,024	(14,247)	71,957
Unsold Vacation Interests, net	223,598	122,431	(15,941)	330,088
Property and equipment, net	28,262	26,479	—	54,741
Assets held for sale	—	4,212	—	4,212
Intangible assets, net	28,059	77,900	—	105,959
Total assets	$489,379	$623,718	$(150,850)	$962,247
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$10,637	$4,184	$—	$14,821
Due to related parties, net	42,372	192,740	(136,671)	98,441
Accrued liabilities	52,157	29,753	(1,129)	80,781
Income taxes payable	(2)	2,858	—	2,856
Deferred revenues	53,093	9,258	—	62,351
Senior Secured Notes, net of original issue discount of $8,757, $0, $0 and $8,757, respectively	416,243	—	—	416,243
Securitization notes and Funding Facilities, net of original issue discount of $0, $833, $0 and $833, respectively	—	251,684	—	251,684
Notes payable	3,123	122,192	—	125,315
Total liabilities	577,623	612,669	(137,800)	1,052,492

Member capital (deficit)	139,739	26,719	(14,246)	152,212
(Accumulated deficit) retained earnings	(206,268)	(20,127)	709	(225,686)
Accumulated other comprehensive (loss) income	(21,715)	4,457	487	(16,771)
Total member (deficit) capital	(88,244)	11,049	(13,050)	(90,245)
Total liabilities and member capital (deficit)	$489,379	$623,718	$(150,850)	$962,247

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$78,246	$11,348	$—	$89,594
(Provision) adjustment for uncollectible Vacation Interest sales revenue	(6,661)	385	—	(6,276)
Vacation Interest, net	71,585	11,733	—	83,318
Management and member services	24,337	9,655	(3,993)	29,999
Consolidated resort operations	6,790	1,571	—	8,361
Interest	431	13,031	(576)	12,886
Other	9,631	11,117	(12,600)	8,148
Total revenues	112,774	47,107	(17,169)	142,712
Costs and Expenses:
Vacation Interest cost of sales	15,140	1,638	—	16,778
Advertising, sales and marketing	42,105	8,021	(572)	49,554
Vacation Interest carrying cost, net	4,849	4,167	(790)	8,226
Management and member services	8,443	3,826	(3,407)	8,862
Consolidated resort operations	6,017	1,297	—	7,314
Loan portfolio	2,034	3,019	(2,607)	2,446
Other operating	2,812	1,684	(2,042)	2,454
General and administrative	14,167	13,810	(1)	27,976
Depreciation and amortization	1,948	3,257	—	5,205
Interest	11,318	14,066	(576)	24,808
Impairments and other write-offs	183	218	—	401
Gain on disposal of assets	(2)	(120)	—	(122)
Adjustment on bargain purchase from business combinations	—	115	—	115
Total costs and expenses	109,014	54,998	(9,995)	154,017
Income (loss) before provision for income taxes	3,760	(7,891)	(7,174)	(11,305)
Provision for income taxes	184	156	—	340
Net income (loss)	$3,576	$(8,047)	$(7,174)	$(11,645)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$191,427	$27,430	$—	$218,857
(Provision) adjustment for uncollectible Vacation Interest sales revenue	(17,174)	1,081	—	(16,093)
Vacation Interest, net	174,253	28,511	—	202,764
Management and member services	70,339	23,857	(8,622)	85,574
Consolidated resort operations	19,973	5,549	—	25,522
Interest	1,378	39,515	(1,839)	39,054
Other	25,719	20,884	(26,411)	20,192
Total revenues	291,662	118,316	(36,872)	373,106
Costs and Expenses:
Vacation Interest cost of sales	13,347	3,828	—	17,175
Advertising, sales and marketing	107,451	18,128	(988)	124,591
Vacation Interest carrying cost, net	15,002	13,581	(1,909)	26,674
Management and member services	22,225	10,118	(6,746)	25,597
Consolidated resort operations	18,107	4,513	—	22,620
Loan portfolio	6,243	7,424	(6,487)	7,180
Other operating	7,047	3,681	(5,309)	5,419
General and administrative	41,807	29,133	(3)	70,937
Depreciation and amortization	5,532	7,847	—	13,379
Interest	33,972	37,825	(1,839)	69,958
Impairments and other write-offs	201	189	—	390
Loss (gain) on disposal of assets	2	(220)	—	(218)
Gain on bargain purchase from business combinations	—	(22,634)	—	(22,634)
Total costs and expenses	270,936	113,413	(23,281)	361,068
Income (loss) before benefit for income taxes	20,726	4,903	(13,591)	12,038
Benefit for income taxes	(880)	(12,473)	—	(13,353)
Net income (loss)	$21,606	$17,376	$(13,591)	$25,391

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$21,606	$17,376	$(13,591)	$25,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (adjustment) for uncollectible Vacation Interest sales revenue	17,174	(1,081)	—	16,093
Amortization of capitalized financing costs and original issue discounts	1,777	2,965	—	4,742
Amortization of capitalized loan origination costs and portfolio discounts (premiums)	2,376	(706)	—	1,670
Depreciation and amortization	5,532	7,847	—	13,379
Impairments and other write-offs	201	189	—	390
Loss (gain) on disposal of assets	2	(220)	—	(218)
Gain on bargain purchase from business combinations	—	(22,634)	—	(22,634)
Deferred income taxes	—	(13,612)	—	(13,612)
Gain on foreign currency exchange	—	(98)	—	(98)
Gain on mortgage repurchase	(26)	—	—	(26)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(2,714)	(28,405)	(2)	(31,121)
Due from related parties, net	(10,492)	20,531	8,269	18,308
Other receivables, net	10,151	3,639	(410)	13,380
Prepaid expenses and other assets, net	(14,255)	(4,290)	(127)	(18,672)
Unsold Vacation Interests, net	(26,207)	(20,804)	12,737	(34,274)
Accounts payable	2,872	(560)	—	2,312
Due to related parties, net	20,694	35,886	(7,784)	48,796
Accrued liabilities	(1,087)	12,620	908	12,441
Income taxes receivable and payable	(1,273)	(773)	—	(2,046)
Deferred revenues	(6,668)	(2,194)	—	(8,862)
Net cash provided by operating activities	19,663	5,676	—	25,339
Investing activities:
Property and equipment capital expenditures	(10,768)	(505)	—	(11,273)
Purchase of assets in connection with the PMR Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	(51,635)	—	(51,635)
Proceeds from sale of assets	2	495	—	497
Net cash used in investing activities	(10,766)	(51,645)	—	(62,411)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(3,985)	$(768)	$—	$(4,753)
Proceeds from issuance of securitization notes and Funding Facilities	—	82,864	—	82,864
Proceeds from issuance of notes payable	1,124	64,138	—	65,262
Payments on securitization notes and Funding Facilities	—	(82,295)	—	(82,295)
Payments on notes payable	(7,415)	(15,930)	—	(23,345)
Payments of debt issuance costs	1	(2,595)	—	(2,594)
Payments of costs related to issuance of common and preferred units	(35)	—	—	(35)
Net cash (used in) provided by financing activities	(10,310)	45,414	—	35,104
Net decrease in cash and cash equivalents	(1,413)	(555)	—	(1,968)
Effect of changes in exchange rates on cash and cash equivalents	—	318	—	318
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$9,423	$8,824	$—	$18,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,128	$20,971	$—	$72,099
Cash paid for taxes, net of cash refunds	$393	$1,944	$—	$2,337
Purchase of assets in connection with the PMR Acquisition:
Fair value of assets acquired based on a preliminary report	$—	$89,760	$—	$89,760
Gain on bargain purchase recognized	—	(22,765)	—	(22,765)
Cash paid	—	(51,635)	—	(51,635)
Deferred tax liability	—	(13,612)	—	(13,612)
Liabilities assumed	$—	$1,748	$—	$1,748

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,573	$—	$—	$7,573
Assets held for sale reclassified to unsold Vacation Interests	$—	$1,353	$—	$1,353
Assets held for sale reclassified to other intangibles	$—	$192	$—	$192

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)
(Unaudited)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$10,836	$9,061	$—	$19,897
Cash in escrow and restricted cash	17,573	16,415	—	33,988
Mortgages and contracts receivable, net of allowance of $23,364, $60,734, $0 and $84,098, respectively	6,577	276,731	(6)	283,302
Due from related parties, net	93,090	38,551	(103,376)	28,265
Other receivables, net	23,159	12,304	(410)	35,053
Income tax receivable	604	25	—	629
Prepaid expenses and other assets, net	46,253	21,492	(14,268)	53,477
Unsold Vacation Interests, net	197,318	62,691	(3,204)	256,805
Property and equipment, net	21,446	26,731	—	48,177
Assets held for sale	—	5,517	—	5,517
Intangible assets, net	29,824	38,285	—	68,109
Total assets	$446,680	$507,803	$(121,264)	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$7,765	$4,588	$—	$12,353
Due to related parties, net	21,546	153,069	(119,093)	55,522
Accrued liabilities	53,220	19,143	(2,037)	70,326
Income taxes payable	—	3,491	—	3,491
Deferred revenues	59,761	11,013	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0 and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $0, $1,054, $0 and $1,054, respectively	—	250,895	—	250,895
Notes payable	1,841	69,673	—	71,514
Total liabilities	559,679	511,872	(121,130)	950,421

Member capital (deficit)	139,773	26,692	(14,218)	152,247
(Accumulated deficit) retained earnings	(226,982)	(37,503)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(25,790)	6,742	676	(18,372)
Total member (deficit) capital	(112,999)	(4,069)	(134)	(117,202)
Total liabilities and member capital (deficit)	$446,680	$507,803	$(121,264)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2011
(In thousands)
(Unaudited)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$51,672	$8,556	$—	$60,228
Provision for uncollectible Vacation Interest sales revenue	(4,324)	(192)	—	(4,516)
Vacation Interest, net	47,348	8,364	—	55,712
Management and member services	21,413	6,392	(1,813)	25,992
Consolidated resort operations	6,620	1,587	(606)	7,601
Interest	88	14,562	—	14,650
Other	5,003	3,007	(4,515)	3,495
Total revenues	80,472	33,912	(6,934)	107,450
Costs and Expenses:
Vacation Interest cost of sales	974	880	—	1,854
Advertising, sales and marketing	29,863	4,808	(183)	34,488
Vacation Interest carrying cost, net	2,666	1,664	(174)	4,156
Management and member services	4,838	4,162	(2,281)	6,719
Consolidated resort operations	5,457	1,163	—	6,620
Loan portfolio	1,715	2,215	(1,758)	2,172
Other operating	1,584	461	(1,022)	1,023
General and administrative	13,588	7,451	35	21,074
Depreciation and amortization	1,975	1,878	—	3,853
Interest	10,625	11,477	—	22,102
Impairments and other write-offs	11	682	—	693
Loss (gain) on disposal of assets	1	(77)	—	(76)
Gain on bargain purchase from business combinations	—	(34,183)	—	(34,183)
Total costs and expenses	73,297	2,581	(5,383)	70,495
Income (loss) before provision (benefit) for income taxes	7,175	31,331	(1,551)	36,955
Provision (benefit) for income taxes	199	(845)	—	(646)
Net income (loss)	$6,976	$32,176	$(1,551)	$37,601

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Vacation Interest sales	$134,717	$19,913	$1	$154,631
Provision for uncollectible Vacation Interest sales revenue	(10,963)	(296)	—	(11,259)
Vacation Interest, net	123,754	19,617	1	143,372
Management and member services	59,921	17,343	(3,769)	73,495
Consolidated resort operations	19,169	3,226	(606)	21,789
Interest	1,151	33,129	—	34,280
Other	19,486	4,282	(7,935)	15,833
Total revenues	223,481	77,597	(12,309)	288,769
Costs and Expenses:
Vacation Interest cost of sales	(5,870)	2,110	—	(3,760)
Advertising, sales and marketing	82,483	13,995	(357)	96,121
Vacation Interest carrying cost, net	11,477	9,130	(544)	20,063
Management and member services	12,045	10,621	(4,132)	18,534
Consolidated resort operations	17,440	2,454	—	19,894
Loan portfolio	5,404	5,512	(4,588)	6,328
Other operating	3,273	483	(1,253)	2,503
General and administrative	38,722	19,971	104	58,797
Depreciation and amortization	6,436	3,729	—	10,165
Interest	34,146	26,236	—	60,382
Impairments and other write-offs	185	831	—	1,016
Loss (gain) on disposal of assets	9	(457)	—	(448)
Gain on bargain purchase from business combinations	—	(34,183)	—	(34,183)
Total costs and expenses	205,750	60,432	(10,770)	255,412
Income (loss) before provision (benefit) for income taxes	17,731	17,165	(1,539)	33,357
Provision (benefit) for income taxes	1,435	(1,499)	—	(64)
Net income (loss)	$16,296	$18,664	$(1,539)	$33,421

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)
	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$16,296	$18,664	$(1,539)	$33,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	10,963	296	—	11,259
Amortization of capitalized financing costs and original issue discounts	1,569	3,175	—	4,744
Amortization of capitalized loan origination costs and portfolio discounts	1,797	204	—	2,001
Depreciation and amortization	6,436	3,729	—	10,165
Impairments and other write-offs	185	831	—	1,016
Loss (gain) on disposal of assets	9	(457)	—	(448)
Gain on bargain purchase from business combinations	—	(34,183)	—	(34,183)
Loss on foreign currency exchange	—	13	—	13
Gain on mortgage repurchase	(158)	—	—	(158)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	9,508	(5,778)	(7)	3,723
Due from related parties, net	(319)	(4,446)	208	(4,557)
Other receivables, net	12,165	3,436	673	16,274
Prepaid expenses and other assets, net	4,750	(5,373)	(13,581)	(14,204)
Unsold Vacation Interests, net	(26,254)	(6,115)	1,540	(30,829)
Accounts payable	2,136	1,024	—	3,160
Due to related parties, net	1,803	21,343	12,926	36,072
Accrued liabilities	(12,628)	2,219	(220)	(10,629)
Income taxes receivable and payable	549	(1,438)	—	(889)
Deferred revenues	(19,079)	(5,675)	—	(24,754)
Net cash provided by (used in) operating activities	6,114	(8,531)	—	(2,417)
Investing activities:
Property and equipment capital expenditures	(4,417)	(707)	—	(5,124)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of $0, $2,515, $0 and $2,515 cash acquired, respectively	—	(102,398)	—	(102,398)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	4	1,945	—	1,949
Net cash used in investing activities	(4,413)	(104,653)	—	(109,066)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	(2,683)	3,226	—	543
Proceeds from issuance of securitization notes and Funding Facilities	—	181,164	—	181,164
Proceeds from issuance of notes payable	—	44,678	—	44,678
Payments on securitization notes and Funding Facilities	(2,061)	(103,189)	—	(105,250)
Payments on notes payable	(6,096)	(7,562)	—	(13,658)
Payments of debt issuance costs	(554)	(3,861)	—	(4,415)
Proceeds from issuance of common and preferred units	146,651	—	—	146,651
Repurchase of a portion of outstanding warrants	(16,598)	—	—	(16,598)
Repurchase of a portion of outstanding common units	(16,352)	—	—	(16,352)
Repurchase of redeemable preferred units	(108,701)	—	—	(108,701)
Payments of costs related to issuance of common and preferred units	(4,585)	—	—	(4,585)
Net cash (used in) provided by financing activities	(10,979)	114,456	—	103,477
Net (decrease) increase in cash and cash equivalents	(9,278)	1,272	—	(8,006)
Effect of changes in exchange rates on cash and cash equivalents	—	61	—	61
Cash and cash equivalents, beginning of period	18,586	8,743	—	27,329
Cash and cash equivalents, end of period	$9,308	$10,076	$—	$19,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,172	$16,050	$—	$67,222
Cash paid for taxes, net of cash refunds (cash tax refunds, net of cash paid for taxes)	$890	$(206)	$—	$684
Purchase of assets in connection with the Tempus Resorts Acquisition net of $0, $2,515, $0 and $2,515, respectively:
Fair value of assets acquired	—	146,974	—	146,974
Gain on bargain purchase recognized	—	(34,183)	—	(34,183)
Cash paid	—	(104,915)	—	(104,915)
Liabilities assumed	—	7,876	—	7,876
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$6,141	$—	$—	$6,141
Assets held for sale reclassified to unsold Vacation Interests	$2,994	$—	$—	$2,994

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
North America	$131,358	$94,468	$341,003	$255,494
Europe	11,354	12,982	32,103	33,275
Total Revenues	$142,712	$107,450	$373,106	$288,769

	September 30, 2012	December 31, 2011
Mortgages and contracts receivable, net
North America	$296,936	$281,958
Europe	1,513	1,344
Total mortgages and contracts receivable, net	$298,449	$283,302
Unsold Vacation Interests, net
North America	$291,638	$233,721
Europe	38,450	23,084
Total unsold Vacation Interests, net	$330,088	$256,805
Property and equipment, net
North America	$50,531	$43,697
Europe	4,210	4,480
Total property and equipment, net	$54,741	$48,177
Intangible assets, net
North America	$102,288	$63,882
Europe	3,671	4,227
Total intangible assets, net	$105,959	$68,109
Total long-term assets, net
North America	$741,393	$623,258
Europe	47,844	33,135
Total long-term assets, net	$789,237	$656,393

Note 25 — Subsequent Events
On October 5, 2012, the Company, through its wholly-owned subsidiary Diamond Resorts AB Acquisition Ltd, completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings Plc. This transaction added five resorts located on the Greek islands of Rhodes and Crete to the Company's collection of resorts, as well as additional owners to the Company's ownership base.
On October 4, 2012, the Company amended the Loan and Security Agreement under the Tempus Acquisition Loan to provide an additional $6.6 million term loan borrowing to fund the Aegean Blue Acquisition.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
          This discussion contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could." These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

Overview
We are one of the world’s largest companies in the vacation ownership industry, with an ownership base of more than 490,000 owner-families and a network of 269 destinations located in 29 countries, throughout the continental United States, Hawaii, Canada, Mexico, the Caribbean, Europe, Asia, Australia and Africa. Our operations consist of three interrelated businesses that provide us with diversified and stable cash flow: (i) hospitality and management services; (ii) marketing and sales of VOIs; and (iii) consumer financing for purchasers of our VOIs. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club; and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of those interests.
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
Management is also implementing growth strategies to increase fee-based revenues while remaining consistent with our capital-light business model with respect to our restricted subsidiaries (as defined in the indenture governing the Senior Secured Notes). A key strategy is the acquisition of complementary resorts and associated management contracts using special purpose and unrestricted subsidiaries financed on a non-recourse basis. The ILX Acquisition completed in August 2010, the Tempus Resorts Acquisition completed in July 2011, the PMR Acquisition completed in May 2012, and the Aegean Blue Acquisition completed in October 8, 2012 reflect this strategy. See Note 25—Subsequent Events for further details on the Aegean Blue Acquisition.
The ILX, Tempus, PMR and Aegean Blue acquisitions have provided us with an additional 26 resorts to offer to our member base, additional management contracts, incremental VOI inventory to market and sell, and consumer loan portfolios to service. In addition, these transactions have added new VOI owners to whom we can market products and services. These transactions were effected through special purpose and unrestricted subsidiaries and funded by financial partners on a fully non-recourse basis. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage. In addition, we entered into agreements in the second quarter of 2011 with a third-party vacation interest resort operator whereby we provide resort management advisory and sales and marketing services on a fee-for-service basis, without any ownership interest in the operator or capital outlay. We continue to pursue transactions of this nature, although there can be no assurance that we will be successful in identifying and closing such transactions.

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
          Vacation Interest Sales Revenue Recognition. With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978, "Real Estate-Time-Sharing Activities." Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive loss. In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer’s commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer’s down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer’s commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer’s commitment is satisfied, at which time the full amount of the sale is recognized. The net deferred revenue is included in mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
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
          Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses. We account for mortgages (for the financing of intervals) and contracts receivable (for the financing of points) under ASC 310, "Receivables."
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
The mortgages we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition and on May 21, 2012 in connection with the PMR Acquisition are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
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

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of our resort properties and the Collections, revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Key Revenue and Expense Items," which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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

          Consolidated Resort Operations Revenue. Consolidated resort operations revenue consists of the following:

•
For our properties located in the Caribbean, we provide services traditionally administered by an HOA. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections by our St. Maarten HOAs, which are recognized ratably over the year. In addition, these HOAs also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with an offsetting expense recorded under consolidated resort operations expense. See Consolidated Resort Operations Expense section below. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees, which are eliminated.

•	Food and beverage revenue at certain resorts whose restaurants we own and manage;

•	Greens fees, equipment rental and operation of food services at the golf courses owned and managed by us at certain resorts;

•	Revenue from providing cable, telephone, and technology services to HOAs; and

•
Other incidental revenues generated at the venues we own and operate including, but not limited to, retail and gift shops, spa services, activity fees for arts and crafts, sport equipment rental, and safe rental.

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
          Other Revenue. Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs; (ii) closing costs on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (iv) late and impound fees assessed on consumer loans and paid by individual consumers. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to our Vacation Interest Sales and Financing business segment.
Vacation Interest Cost of Sales. At the time we record related Vacation Interest sales revenue, we record Vacation Interest cost of sales. See "— Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales" for further explanation of the determination of this expense. All of these costs are allocated to our Vacation Interest Sales and Financing business segment.
          Advertising, Sales and Marketing Costs. Advertising, sales and marketing ("ASM") costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described under "— Critical Accounting Policies and Use of Estimates — Vacation Interest Sales Revenue Recognition," which are deferred along with related revenue until the buyer’s commitment requirements are satisfied. ASM costs are allocated to our Vacation Interest Sales and Financing business segment.
          Vacation Interest Carrying Cost, Net. We are responsible for paying HOA annual maintenance fees and reserves on our unsold VOIs. Vacation interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to our inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue from a sampler program in the U.S and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, the sampler program in the U.S and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of our European sampler product and a U.S. fixed-term product, both of which are three years in duration and are treated as Vacation Interest sales revenue. Vacation interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
          Management and Member Services Expense. Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for our Caribbean resorts, for which we provide services traditionally administered by an HOA) and the Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs certain overhead charges incurred to operate the resorts. In accordance with guidance included in ASC 605-45, "Revenue Recognition — Principal Agent Considerations" ("ASC 605-45") reimbursements from the HOAs relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to our Hospitality and Management Services business segment.
Expenses associated with our operation of THE Club include costs incurred for the third party and in-house call centers, annual membership fees paid to a third party exchange company on behalf of each member of THE Club and administrative expenses. These expenses are allocated to our Hospitality and Management Services business segment.
Management and member services expenses also include costs incurred under the sales and marketing fee-for-service arrangement with a third party. These expenses are allocated to our Hospitality and Management Services business segment.
          Consolidated Resort Operations Expense. With respect to the Caribbean resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for our properties located in the Caribbean, we also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with an offsetting expense recorded under consolidated resort operations expense. See Consolidated Resort Operations Revenue section above for more detail. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we manage directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to our Hospitality and Management Services business segment.
          Loan Portfolio Expense. Loan portfolio expense includes payroll and administrative costs of our finance operations, credit card processing fees, and loan servicing fees paid to third parties. These costs are expensed as incurred with the exception of mortgages and contract receivable origination costs, which are capitalized and amortized over the term of the related mortgages and contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, "Receivables." This expense is allocated to our Vacation Interest Sales and Financing business segment.
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
          Depreciation and Amortization. Depreciation expense includes expense recorded in connection with the depreciable property and equipment we purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. Amortization expense includes expense recorded on intangible assets with a finite life that we acquired, including management contracts, member relationship and distributor relationship. Depreciation and amortization expense is not allocated to our business segments, but rather is reported in Corporate and Other.
          Interest Expense. Interest expense is comprised of corporate-level indebtedness, which is reported in Corporate and Other, and interest expense related to our securitizations and consumer loan financings, which are allocated to our Vacation Interest Sales and Financing business segment.

Use of Special Purpose Unrestricted Subsidiaries
Consistent with our capital-light business model with respect to our restricted subsidiaries (as defined in the indenture governing the Senior Secured Notes), we have expanded our business in part through the acquisition of assets by special purpose subsidiaries. Examples of this strategy are the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition. These transactions were structured such that we now hold certain assets of ILX, Tempus, PMR and Aegean Blue acquired through the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, respectively and have assumed certain related liabilities through special purpose and unrestricted subsidiaries (as defined in the indenture governing the Senior Secured Notes). Each of the respective lenders to these unrestricted subsidiaries has recourse only to such entity and thus the specific assets that were acquired in each transaction. The Company and its restricted subsidiaries have not assumed the indebtedness of any of these unrestricted subsidiaries. The financial position, results of operations and statements of cash flow of our unrestricted subsidiaries are excluded from our financial results to determine whether we are in compliance with the financial covenants set forth in the indenture governing the Senior Secured Notes. See Note 22—Consolidating Financial Statements—Restricted and Unrestricted Subsidiaries included elsewhere in this quarterly report for additional information. See also Item 1, "Business — Business Strategies — Capitalizing on current industry dynamics to grow fee-based services" of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The following table presents a reconciliation of net (loss) income before provision (benefit) for income taxes to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

(Loss) income before provision (benefit) for income taxes	$(11,305)	$36,955	$12,038	$33,357
Plus: Corporate interest expense(a)	20,254	16,453	55,718	46,300
Depreciation and amortization(b)	5,205	3,853	13,379	10,165
Vacation Interest cost of sales(c)	16,778	1,854	17,175	(3,760)
Impairments and other non-cash write-offs(b)	401	693	390	1,016
Gain on the disposal of assets(b)	(122)	(76)	(218)	(448)
Adjustment (gain) on bargain purchase from business combinations(b)	115	(34,183)	(22,634)	(34,183)
Amortization of loan origination costs(b)	896	718	2,391	2,026
Amortization of portfolio premiums (discounts)(b)	174	138	(721)	(25)
Adjusted EBITDA—Consolidated	$32,396	$26,405	$77,518	$54,448

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Adjusted EBITDA—Diamond Resorts Parent, LLC and Restricted Subsidiaries(d)	$38,812	$29,667	$87,771	$66,787
Adjusted EBITDA—Unrestricted Subsidiaries(d)	756	(1,712)	3,333	(10,800)
Adjusted EBITDA—Intercompany elimination(d)	(7,172)	(1,550)	(13,586)	(1,539)
Adjusted EBITDA—Consolidated(d)	$32,396	$26,405	$77,518	$54,448

(a)	Excludes interest expense related to non-recourse indebtedness incurred by our special purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

•
Although Vacation Interest cost of sales is essentially a non-cash item, we may in the future be required to develop or acquire new resort properties to replenish VOI inventory, and Adjusted EBITDA does not reflect any cash requirements for these expenditures; and

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

Condensed Consolidating Statements of Operations by Business Segment
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$89,594	$—	$89,594	$—	$60,228	$—	$60,228
Provision for uncollectible Vacation Interest sales revenue	—	(6,276)	—	(6,276)	—	(4,516)	—	(4,516)
Vacation Interest, net	—	83,318	—	83,318	—	55,712	—	55,712
Management and member services	29,999	—	—	29,999	25,992	—	—	25,992
Consolidated resort operations	8,361	—	—	8,361	7,601	—	—	7,601
Interest	—	12,551	335	12,886	—	12,966	1,684	14,650
Other	1,019	7,129	—	8,148	274	3,221	—	3,495
Total revenues	39,379	102,998	335	142,712	33,867	71,899	1,684	107,450
Costs and Expenses:
Vacation Interest cost of sales	—	16,778	—	16,778	—	1,854	—	1,854
Advertising, sales and marketing	—	49,554	—	49,554	—	34,488	—	34,488
Vacation Interest carrying cost, net	—	8,226	—	8,226	—	4,156	—	4,156
Management and member services	8,862	—	—	8,862	6,719	—	—	6,719
Consolidated resort operations	7,314	—	—	7,314	6,620	—	—	6,620
Loan portfolio	189	2,257	—	2,446	290	1,882	—	2,172
Other operating	—	2,454	—	2,454	—	1,023	—	1,023
General and administrative	—	—	27,976	27,976	—	—	21,074	21,074
Depreciation and amortization	—	—	5,205	5,205	—	—	3,853	3,853
Interest	—	4,554	20,254	24,808	—	5,649	16,453	22,102
Impairments and other write-offs	—	—	401	401	—	—	693	693
Gain on disposal of assets	—	—	(122)	(122)	—	—	(76)	(76)
Adjustment (gain) on bargain purchase from business combinations	—	—	115	115	—	—	(34,183)	(34,183)
Total costs and expenses	16,365	83,823	53,829	154,017	13,629	49,052	7,814	70,495
Income (loss) before provision (benefit) for income taxes	23,014	19,175	(53,494)	(11,305)	20,238	22,847	(6,130)	36,955
Provision (benefit) for income taxes	—	—	340	340	—	—	(646)	(646)
Net income (loss)	$23,014	$19,175	$(53,834)	$(11,645)	$20,238	$22,847	$(5,484)	$37,601
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$38,812				$29,667
Adjusted EBITDA — Unrestricted Subsidiaries				756				(1,712)
Adjusted EBITDA — Intercompany elimination				(7,172)				(1,550)
Adjusted EBITDA — Consolidated				$32,396				$26,405

Revenues
Total revenues increased $35.2 million, or 32.8%, to $142.7 million for the three months ended September 30, 2012 from $107.5 million for the three months ended September 30, 2011.
Total revenues in our Hospitality and Management Services segment increased $5.5 million, or 16.3%, to $39.4 million for the three months ended September 30, 2012 from $33.9 million for the three months ended September 30, 2011, due to higher management and member services revenue, consolidated resort operations revenue and other revenue.
Total revenues in our Vacation Interest Sales and Financing segment increased $31.1 million, or 43.3%, to $103.0 million for the three months ended September 30, 2012 from $71.9 million for the three months ended September 30, 2011. The increase was mostly attributable to the increase in Vacation Interest, net and other revenue.
Revenues in our Corporate and Other segment decreased $1.4 million, or 80.1%, to $0.3 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011.

Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $27.6 million, or 49.6%, to $83.3 million for the three months ended September 30, 2012 from $55.7 million for the three months ended September 30, 2011. The increase in Vacation Interest, net was attributable to a $29.4 million increase in Vacation Interest sales revenue, partially offset by a $1.8 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $29.4 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis and the revenue contribution from our PMR sales centers, which commenced operations in May 2012, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our total number of tours increased to 52,474 for the three months ended September 30, 2012 from 40,299 for the three months ended September 30, 2011 primarily due the increase in the number of tours generated on a same-store basis and the addition of tour flow from the PMR sales centers. We closed a total of 7,647 VOI sales transactions during the three months ended September 30, 2012, compared to 5,845 transactions during the three months ended September 30, 2011. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) increased slightly to 14.6% for the three months ended September 30, 2012 from 14.5% for the three months ended September 30, 2011. VOI sales price per transaction increased to $12,414 for the three months ended September 30, 2012 from $10,623 for the three months ended September 30, 2011 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount in the fourth quarter of 2011.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.6% for the three months ended September 30, 2012, compared to 1.5% for the three months ended September 30, 2011.
Provision for uncollectible Vacation Interest sales revenue increased $1.8 million, or 39.0%, to $6.3 million for the three months ended September 30, 2012 from $4.5 million for the three months ended September 30, 2011. This increase was mainly due to higher provision resulting from the increase in Vacation Interest sales revenue and the increase in the percentage of financed VOI sales. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue, however, decreased to 7.0% in the three months ended September 30, 2012 from 7.5% in the three months ended September 30, 2011, primarily due to lower default rates, partially offset by the increase in the percentage of financed VOI sales in the three months ended September 30, 2012 than the three months ended September 30, 2011.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $4.0 million, or 15.4%, to $30.0 million for the three months ended September 30, 2012 from $26.0 million for the three months ended September 30, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under our cost-plus management agreements, and the addition of the managed properties from the PMR Acquisition. In addition, we earned higher commission and management fee revenue on the sales and marketing fee-for-service arrangement with a third-party resort operator during the three months ended September 30, 2012 than the three months ended September 30, 2011 due to an increase in sales revenue generated.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $0.8 million, or 10.0%, to $8.4 million for the three months ended September 30, 2012 from $7.6 million for the three months ended September 30, 2011. The increase was primarily due to increased maintenance fee revenue in our St. Maarten resorts to recover prior year fund deficits and recognition of reserves revenue based on increased refurbishment activities. In addition, we earned higher revenue at certain food and beverage operations.
Interest Revenue. Interest revenue decreased $1.8 million, or 12.0%, to $12.9 million for the three months ended September 30, 2012 from $14.7 million for the three months ended September 30, 2011. This decrease was primarily due to interest earned on an income tax refund recorded in our European operations during the three months ended September 30, 2011.
 Other Revenue. Other revenue increased $4.6 million, or 133.1%, to $8.1 million for the three months ended September 30, 2012 from $3.5 million for the three months ended September 30, 2011.
Other revenue in our Hospitality and Management Services segment increased $0.7 million, or 271.9%, to $1.0 million for the three months ended September 30, 2012 from $0.3 million for the three months ended September 30, 2011. This increase is mostly due to an increase in collection fees received as a result of enhanced collection efforts on delinquent maintenance fees.
Other revenue in our Vacation Interest Sales and Financing segment increased $3.9 million, or 121.3%, to $7.1 million for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the greater number of VOI transactions closed and higher closing fee percentage charged to purchasers of Vacation Interests. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 2.1% for the three months ended September 30, 2012, compared to 0.7% for the three months ended September 30, 2011. Furthermore, we recorded higher late and impound fee revenue, which is the result of a larger consumer loan portfolio for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Costs and Expenses
Total costs and expenses increased $83.5 million, or 118.5%, to $154.0 million for the three months ended September 30, 2012 from $70.5 million for the three months ended September 30, 2011. Excluding gain on bargain purchase from business combinations for the three months ended September 30, 2011 (as discussed below), total costs and expenses increased $49.2 million, or 47.0%, to $153.9 million for the three months ended September 30, 2012 from $104.7 million for the three months ended September 30, 2011.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $14.9 million to $16.8 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 18.7% for the three months ended September 30, 2012, compared to 3.1% for the three months ended September 30, 2011. This increase was due to a change in estimates in connection with the relative sales value method. For the three months ended September 30, 2012, we recognized an increase due to a decline in the projected sales price per point and the estimated number of points to be sold. For the three months ended September 30, 2011 we recognized a decrease due to an increase in projected sales price per point and a decrease in average inventory cost per point related to recoveries resulting from our revised pricing strategy that was implemented in late 2010, which permanently eliminated certain incentive programs. See "Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs increased $15.1 million, or 43.7%, to $49.6 million for the three months ended September 30, 2012 from $34.5 million for the three months ended September 30, 2011. This increase was primarily due to sales growth on a same-store basis and the revenue contribution from our PMR sales centers, which commenced operations in May 2012. As a percentage of Vacation Interest sales revenue, ASM costs were 55.3% for the three months ended September 30, 2012, compared to 57.3% for the three months ended September 30, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $4.0 million, or 97.9%, to $8.2 million for the three months ended September 30, 2012 from $4.2 million for the three months ended September 30, 2011, primarily due to an increase in maintenance fees related to inventory acquired in the PMR Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults. The above increases were partially offset by an increase in rental revenue, which reduced carrying costs. The increase in rental revenue was primarily due to the PMR Acquisition and more occupied room nights on a same-store basis.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $2.2 million, or 31.9%, to $8.9 million for the three months ended September 30, 2012 from $6.7 million for the three months ended September 30, 2011. Management and member services expense as a percentage of management and member services revenue increased to 29.5% for the three months ended September 30, 2012 from 25.9% for the three months ended September 30, 2011. Management and member services expense is offset by an allocation of certain resort management expenses to the HOAs that we manage. Although there was an increase in the allocation of our total expenses to these HOAs during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, a lower percentage of the expenses was related to resort management expense.
See also the "General and Administrative Expense" section below. In addition, we incurred higher costs associated with the outsourced customer service call center operations to accommodate higher call volumes resulting from the owner base acquired in connection with the PMR Acquisition.
Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 0.4% to 87.5% for the three months ended September 30, 2012 from 87.1% for the three months ended September 30, 2011.
Loan Portfolio Expense. Loan portfolio expense increased $0.2 million, or 12.6%, to $2.4 million for the three months ended September 30, 2012 from $2.2 million for the three months ended September 30, 2011. This increase was mainly attributable to costs associated with servicing loans attributable to the PMR Acquisition.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $1.5 million, or 139.9%, to $2.5 million for the three months ended September 30, 2012 from $1.0 million for the three months ended September 30, 2011. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 2.1% for the three months ended September 30, 2012 compared to 0.7% for the three months ended September 30, 2011.
General and Administrative Expense. General and administrative expense increased $6.9 million, or 32.8%, to $28.0 million for the three months ended September 30, 2012 from $21.1 million for the three months ended September 30, 2011. This increase was principally attributable to a $5.0 million termination payment accrual in connection with the Tempus Acquisition as well as increased payroll, legal and professional fees and travel expense related to the integration of the PMR Acquisition in the three months ended September 30, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs we manage for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. A higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs during this same period. See also the "Management and Member Services Expense" section above.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 35.1%, to $5.2 million for the three months ended September 30, 2012 from $3.9 million for the three months ended September 30, 2011. This increase was primarily attributable to the increase of depreciable and amortizable assets acquired in the PMR Acquisition.
 Interest Expense. Interest expense increased $2.7 million, or 12.2%, to $24.8 million for the three months ended September 30, 2012 from $22.1 million for the three months ended September 30, 2011. Non-cash interest expense was higher for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was primarily due to paid-in-kind interest associated with the DPM Acquisition loans during the three months ended September 30, 2012 and higher debt issuance cost amortization and original issue discount amortization. After removing these non-cash interest items, interest expense totaled $21.1 million for the three months ended September 30, 2012 and $19.9 million for the three months ended September 30, 2011. This increase was primarily related to debt incurred in connection with the PMR Acquisition.
Gain on bargain purchase from business combinations. Gain on bargain purchase from business combinations was $34.2 million for the three months ended September 30, 2011 as the fair value of the assets acquired in the Tempus Resorts Acquisition net of the liabilities assumed exceeds the purchase price. The assets were purchased as part of a distressed sale as Tempus Resorts International, Inc. had filed for Chapter 11 bankruptcy proceedings in November 2010. There was no such gain in the three months ended September 30, 2012.
.

Condensed Consolidating Statements of Operations by Business Segment
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Vacation Interest sales	$—	$218,857	$—	$218,857	$—	$154,631	$—	$154,631
Provision for uncollectible Vacation Interest sales revenue	—	(16,093)	—	(16,093)	—	(11,259)	—	(11,259)
Vacation Interest, net	—	202,764	—	202,764	—	143,372	—	143,372
Management and member services	85,574	—	—	85,574	73,495	—	—	73,495
Consolidated resort operations	25,522	—	—	25,522	21,789	—	—	21,789
Interest	—	38,015	1,039	39,054	—	31,679	2,601	34,280
Other	3,835	16,357	—	20,192	7,649	8,184	—	15,833
Total revenues	114,931	257,136	1,039	373,106	102,933	183,235	2,601	288,769
Costs and Expenses:
Vacation Interest cost of sales	—	17,175	—	17,175	—	(3,760)	—	(3,760)
Advertising, sales and marketing	—	124,591	—	124,591	—	96,121	—	96,121
Vacation Interest carrying cost, net	—	26,674	—	26,674	—	20,063	—	20,063
Management and member services	25,597	—	—	25,597	18,534	—	—	18,534
Consolidated resort operations	22,620	—	—	22,620	19,894	—	—	19,894
Loan portfolio	631	6,549	—	7,180	729	5,599	—	6,328
Other operating	—	5,419	—	5,419	—	2,503	—	2,503
General and administrative	—	—	70,937	70,937	—	—	58,797	58,797
Depreciation and amortization	—	—	13,379	13,379	—	—	10,165	10,165
Interest	—	14,240	55,718	69,958	—	14,082	46,300	60,382
Impairments and other write-offs	—	—	390	390	—	—	1,016	1,016
Gain on disposal of assets	—	—	(218)	(218)	—	—	(448)	(448)
Gain on bargain purchase from business combinations	—	—	(22,634)	(22,634)	—	—	(34,183)	(34,183)
Total costs and expenses	48,848	194,648	117,572	361,068	39,157	134,608	81,647	255,412
Income (loss) before benefit for income taxes	66,083	62,488	(116,533)	12,038	63,776	48,627	(79,046)	33,357
Benefit for income taxes	—	—	(13,353)	(13,353)	—	—	(64)	(64)
Net income (loss)	$66,083	$62,488	$(103,180)	$25,391	$63,776	$48,627	$(78,982)	$33,421
Adjusted EBITDA — Diamond Resorts Parent, LLC and Restricted Subsidiaries				$87,771				$66,787
Adjusted EBITDA — Unrestricted Subsidiaries				3,333				(10,800)
Adjusted EBITDA — Intercompany elimination				(13,586)				(1,539)
Adjusted EBITDA — Consolidated				$77,518				$54,448

Revenues
Total revenues increased $84.3 million, or 29.2%, to $373.1 million for the nine months ended September 30, 2012 from $288.8 million for the nine months ended September 30, 2011.
Total revenues in our Hospitality and Management Services segment increased $12.0 million, or 11.7%, to $114.9 million for the nine months ended September 30, 2012 from $102.9 million for the nine months ended September 30, 2011, due to higher management and member services revenue and consolidated resort operations revenue, partially offset by lower other revenue.
Total revenues in our Vacation Interest Sales and Financing segment increased $73.9 million, or 40.3%, to $257.1 million for the nine months ended September 30, 2012 from $183.2 million for the nine months ended September 30, 2011. The increase was mostly attributable to the increase in Vacation Interest, net, interest revenue and other revenue.
Revenues in our Corporate and Other segment decreased $1.6 million, or 60.1%, to $1.0 million for the nine months ended September 30, 2012 from $2.6 million for the nine months ended September 30, 2011.

Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $59.4 million, or 41.4%, to $202.8 million for the nine months ended September 30, 2012 from $143.4 million for the nine months ended September 30, 2011. The increase in Vacation Interest, net was attributable to a $64.2 million increase in Vacation Interest sales revenue, partially offset by a $4.8 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $64.2 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis and the revenue contribution from our ILX, Tempus, and PMR sales centers during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The ILX sales center commenced operations in March 2011, the Tempus sales center in July 2011, and the PMR sales centers in May 2012. Our total number of tours increased to 130,883 for the nine months ended September 30, 2012 from 107,151 for the nine months ended September 30, 2011 primarily as a result of the opening of the aforementioned sales centers. We closed a total of 18,710 VOI sales transactions during the nine months ended September 30, 2012, compared to 15,255 transactions during the nine months ended September 30, 2011. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) increased slightly to 14.3% for the nine months ended September 30, 2012 from 14.2% for the nine months ended September 30, 2011. VOI sales price per transaction increased to $12,297 for the nine months ended September 30, 2012 from $10,383 for the nine months ended September 30, 2011 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount in the fourth quarter of 2011.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.4% for the nine months ended September 30, 2012, compared to 1.5% for the nine months ended September 30, 2011.
Provision for uncollectible Vacation Interest sales revenue increased $4.8 million, or 42.9%, to $16.1 million for the nine months ended September 30, 2012 from $11.3 million for the nine months ended September 30, 2011. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue remained flat at 7.4% for both the nine months ended September 30, 2012 and September 30, 2011.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $12.1 million, or 16.4%, to $85.6 million for the nine months ended September 30, 2012 from $73.5 million for the nine months ended September 30, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under our cost-plus management agreements, and the addition of the managed properties from the Tempus Resorts Acquisition and the PMR Acquisition and two other management contracts entered into since April 1, 2011. We also experienced higher club revenues due to increased membership dues in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by a lower member count in THE Club. THE Club had a total of 154,987 and 163,303 members at September 30, 2012 and 2011, respectively. Furthermore, we entered into a sales and marketing fee-for-service arrangement with a third party resort operator, which began to generate commission and management fee revenue towards the end of the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $3.7 million, or 17.1%, to $25.5 million for the nine months ended September 30, 2012 from $21.8 million for the nine months ended September 30, 2011. The increase was primarily due to the addition of the Tempus resort-level operations.
Interest Revenue. Interest revenue increased $4.8 million, or 13.9%, to $39.1 million for the nine months ended September 30, 2012 from $34.3 million for the nine months ended September 30, 2011. This increase was primarily due to the addition of consumer loan portfolios acquired on July 1, 2011 as part of the Tempus Resorts Acquisition and higher loan originations on a same-store basis, partially offset by the interest earned on an income tax refund recorded in our European operations during the nine months ended September 30, 2011.
 Other Revenue. Other revenue increased $4.4 million, or 27.5%, to $20.2 million for the nine months ended September 30, 2012 from $15.8 million for the nine months ended September 30, 2011.
Other revenue in our Hospitality and Management Services segment decreased $3.8 million, or 49.9%, to $3.8 million for the nine months ended September 30, 2012 from $7.6 million for the nine months ended September 30, 2011. During the quarter ended March 31, 2011, we recorded $5.1 million in insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts. This decrease was partially offset by an increase in collection fees received in connection with enhanced collection efforts on delinquent maintenance fees.
Other revenue in our Vacation Interest Sales and Financing segment increased $8.2 million, or 99.9%, to $16.4 million for the nine months ended September 30, 2012 from $8.2 million for the nine months ended September 30, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the increase in the number of VOI transactions closed and higher closing fee percentage we charged to purchasers of Vacation Interests. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.8% for the nine months ended September 30, 2012, compared to 0.6% for the nine months ended September 30, 2011.

Costs and Expenses
Total costs and expenses increased $105.7 million, or 41.4%, to $361.1 million for the nine months ended September 30, 2012 from $255.4 million for the nine months ended September 30, 2011. Excluding gains on bargain purchase from business combinations recorded in both periods (as discussed below), total costs and expenses increased $94.1 million, or 32.5%, to $383.7 million for the nine months ended September 30, 2012 from $289.6 million for the nine months ended September 30, 2011.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $20.9 million to $17.2 million for the nine months ended September 30, 2012 from a credit of $3.8 million for the nine months ended September 30, 2011. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 7.8% for the nine months ended September 30, 2012, compared to a credit of 2.4% for the nine months ended September 30, 2011. This increase was mainly due to a change in estimates in connection with the relative sale value method. For the nine months ended September 30, 2012, we recognized a decrease due to a decline in the average cost of inventory and higher projected revenues, both of which were due primarily to the PMR Acquisition. For the nine months ended September 30, 2011, we recognized a decrease due to an increase in projected sales price per point resulting from our revised pricing strategy and a decrease in average inventory cost per point related to recoveries. See "Critical Accounting Policies and Use of Estimates — Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs increased $28.5 million, or 29.6%, to $124.6 million for the nine months ended September 30, 2012 from $96.1 million for the nine months ended September 30, 2011, primarily due to sales growth on a same-store basis and the revenue contribution from our ILX, Tempus, and PMR sales centers during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of Vacation Interest sales revenue, ASM costs were 56.9% for the nine months ended September 30, 2012, compared to 62.2% for the nine months ended September 30, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost increased $6.6 million, or 33.0%, to $26.7 million for the nine months ended September 30, 2012 from $20.1 million for the nine months ended September 30, 2011, primarily due to an increase in maintenance fees related to inventory acquired in the Tempus Resorts Acquisition and the PMR Acquisition and a higher level of developer-owned inventory due to maintenance fee and loan defaults. The above increases were partially offset by an increase in rental revenue, which reduced carrying costs. The increase in rental revenue was primarily due to the Tempus Resorts Acquisition, the PMR Acquisition and more occupied room nights on a same-store basis.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $7.1 million, or 38.1%, to $25.6 million for the nine months ended September 30, 2012 from $18.5 million for the nine months ended September 30, 2011. Management and member services expense as a percentage of management and member services revenue increased to 29.9% for the nine months ended September 30, 2012 from 25.2% for the nine months ended September 30, 2011. The increase was primarily due to the expenses related to the sales and marketing fee-for-service arrangement with a third party resort operator, which began in the second quarter of 2011, and a decrease in the allocation of certain resort management expenses to the HOAs we manage. Although there was an increase in the allocation of our total expenses to these HOAs during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, a lower percentage of the expenses was related to resort management expenses. See also the "General and Administrative Expense" section below. In addition, we incurred higher costs associated with the outsourced customer service call center operations to accommodate higher call volumes resulting from the owner base acquired in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
Consolidated Resort Operations Expense. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 2.7% to 88.6% for the nine months ended September 30, 2012 from 91.3% for the nine months ended September 30, 2011. This decrease was primarily due to the addition of Tempus resort-level operations, which generated a higher profit margin than the consolidated resort operations on a same-store basis.
Loan Portfolio Expense. Loan portfolio expense increased $0.9 million, or 13.5%, to $7.2 million for the nine months ended September 30, 2012 from $6.3 million for the nine months ended September 30, 2011. This increase was mainly attributable to costs associated with a new call center that we acquired in connection with the Tempus Resorts Acquisition and costs related to the PMR Acquisition.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $2.9 million, or 116.5%, to $5.4 million for the nine months ended September 30, 2012 from $2.5 million for the nine months ended September 30, 2011. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 1.8% for the nine months ended September 30, 2012 compared to 0.6% for the nine months ended September 30, 2011.
General and Administrative Expense. General and administrative expense increased $12.1 million, or 20.6%, to $70.9 million for the nine months ended September 30, 2012 from $58.8 million for the nine months ended September 30, 2011. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to integration of the PMR Acquisition and a $5.0 million termination payment accrual in connection with the Tempus Acquisition in the nine months ended September 30, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs we manage for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to the addition of Tempus and PMR resorts and the increase in allocation to HOAs on a same-store basis. A higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs during this same period. See "Management and Member Services Expense" above for additional information.
Depreciation and Amortization. Depreciation and amortization increased $3.2 million, or 31.6%, to $13.4 million for the nine months ended September 30, 2012 from $10.2 million for the nine months ended September 30, 2011. This increase was primarily attributable to the increase of depreciable and amortizable assets acquired in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
 Interest Expense. Interest expense increased $9.6 million, or 15.9%, to $70.0 million for the nine months ended September 30, 2012 from $60.4 million for the nine months ended September 30, 2011. Non-cash interest expense was higher for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was primarily due to paid-in-kind interest associated with the Tempus Acquisition Loan and DPM Acquisition Loan during the nine months ended September 30, 2012. After removing these non-cash interest items, interest expense totaled $60.9 million for the nine months ended September 30, 2012, and $54.9 million for the nine months ended September 30, 2011. This increase was primarily related to debt incurred in connection with the Tempus Resorts Acquisition and the PMR Acquisition.
Gain on bargain purchase from business combinations. Gain on bargain purchase from business combinations was $22.6 million for the nine months ended September 30, 2012 due to the PMR Acquisition and $34.2 million for the nine months ended September 30, 2011 in connection with the Tempus Resorts Acquisition. The fair value of the assets acquired net of the liabilities assumed in the Tempus Resorts Acquisition and the PMR Acquisition exceeded the purchase price due to the fact that the assets were purchased as part of distressed sales pursuant to Chapter 11 bankruptcy proceedings.

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
Excluding the VOI inventory acquired as part of the PMR Acquisition, Tempus Resorts Acquisition and ILX Acquisition, we spent $2.4 million and $1.9 million to purchase VOI inventory during the nine months ended September 30, 2012 and 2011, respectively. Construction of inventory during the nine months ended September 30, 2012 and 2011 was $2.7 million and $0.6 million, respectively, primarily related to construction of a 15 unit addition to our Italian property.
We had $18.2 million and $19.9 million in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements for the next twelve months. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
In October 2011, we were levied a $9.7 million water intrusion assessment related to the intervals and points equivalent that we own at a resort that we manage to cover the costs required to repair water intrusion damage. The water intrusion assessment was recorded as Vacation Interest carrying cost during the quarter ended December 31, 2011. This assessment is payable in annual installments over the five-year period beginning in January 2012 and we remitted the first installment payment by its due date. We expect to fund any future installment payments from operating cash flows.
Cash Flow From Operating Activities. During the nine months ended September 30, 2012, net cash provided by operating activities was $25.3 million and was the result of net income of $25.4 million and other changes in operating assets and liabilities of $0.3 million, partially offset by non-cash revenues and expenses totaling $0.3 million. The significant non-cash revenues and expenses included (i) $16.1 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $4.7 million in amortization of capitalized financing costs and original issue discounts, (iii) $13.4 million in depreciation and amortization, (iv) $1.7 million in amortization of capitalized loan origination costs and portfolio discounts, (v) 0.4 million in impairments and other write-offs, offset by (vi) $0.2 million in gain from disposal of assets, (vii) $22.6 million in gain on bargain purchase from business combinations, and (viii) $13.6 million in reduction of deferred income tax liability related to the PMR Acquisition.
During the nine months ended September 30, 2011, net cash used by operating activities was $2.4 million and was the result of a net income of $33.4 million, non-cash revenues and expenses totaling $(9.2) million and other changes in operating assets and liabilities of $(26.6) million. The significant non-cash expenses included (i) $11.3 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $4.7 million in amortization of capitalized financing costs and original issue discounts, (iii) $2.0 million in amortization of capitalized deferred loan and contract origination costs, (iv) $10.2 million in depreciation and amortization, (v) $1.0 million in impairment of assets, offset by (vi) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the quarter ended March 31, 2011, (vii) $0.4 million in gain from disposal of assets, (viii) $0.1 million in unrealized gain on derivative instruments, and (ix) $34.2 million in gain on bargain purchase from business combination related to the Tempus Resorts Acquisition..
          Cash Flow From Investing Activities. During the nine months ended September 30, 2012, net cash used in investing activities was $62.4 million, comprised of (i) $11.3 million used to purchase furniture, fixtures, computer software and equipment, (ii) $51.6 million in connection with the PMR Acquisition, offset by (iii) $0.5 million in proceeds from the sale of assets in our European operations.
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
          Cash Flow From Financing Activities. During the nine months ended September 30, 2012, net cash provided by financing activities was $35.1 million. Cash provided by financing activities consisted of (i) $82.9 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $65.3 million in notes payable. These amounts were offset by cash used in financing activities consisting of (i) $82.3 million on our securitizations and Funding Facilities, (ii) $23.3 million on notes payable, (iii) $4.8 million increase in cash in escrow and restricted cash, and (iv) $2.6 million of debt issuance costs.
During the nine months ended September 30, 2011, net cash provided by financing activities was $103.5 million. Cash provided by financing activities consisted of (i) $181.2 million from the issuance of debt under our securitization notes and conduit facility, (ii) $44.7 million in notes payable, (iii) $146.7 million in equity investment received from new investors, and (iv) a $0.5 million decrease in cash in escrow and restricted cash. These amounts were offset by cash used in financing activities consisting of (i) $105.3 million on our securitizations and conduit facility, (ii) $13.7 million on notes payable, (iii) $4.4 million of debt issuance costs, (iv) $16.6 million to purchase a portion of our outstanding stock warrants, (v) $16.4 million to repurchase a portion of common units, (vi) $108.7 million to redeem all previously-issued preferred units, and (vii) $4.6 million in costs related to preferred and common units issued. .
          Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments will be made in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. At September 30, 2012, we were in compliance with the above covenants.
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
The 2008 Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2012, our interest coverage ratio was 2.12x. The consolidated leverage ratio is calculated by dividing Total

Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12 month basis preceding the measurement date. As of September 30, 2012, our leverage ratio was 3.92x. Covenants in the 2008 Conduit Facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10 million through December 31, 2010 and must exceed $15 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of September 30, 2012, our unrestricted cash and cash equivalents under the Restricted Subsidiaries was $17.8 million. As of September 30, 2012, we were in compliance with all of these covenants.
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
 Quorum Facility. Our subsidiary DRI Quorum, entered into the LSSA dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds shall be remitted to us as a deferred purchase price payment. The Quorum Facility agreement was amended on April 27, 2012 to increase the aggregate minimum of the Quorum Facility to $60.0 million and to extend the term of the agreement by providing that the term shall automatically be extended for one year periods following the initial term, provided that either party may terminate the agreement at any time with a sixty-day written notice to the other party. At September 30, 2012, the weighted average purchase price payment was 89.6% of the obligor loan amount and the weighted average program purchase fee was 6.3% .
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into the ILXA Inventory Loan and the ILXA Receivables Loan with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. ILXA and each of its wholly-owned subsidiaries are special purpose and unrestricted subsidiaries.
           Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into the Tempus Acquisition Loan. The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate amount of $41.1 million (which included a $5.5 million revolving loan), has an interest rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the Tempus Acquisition Loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loan to fund the Aegean Blue Acquisition.
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
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into the Tempus Receivables Loan. The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the nine months ended September 30, 2012, Mystic Dunes, LLC made additional principal payments of $0.1 million pursuant to this requirement. The Tempus Receivables Loan has an interest rate which is the higher of (i) one-month LIBOR plus 7.0% and (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into the Tempus Inventory Loan in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan has an interest rate of three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the "Tempus Loans."
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of its wholly-owned subsidiaries are special purpose and unrestricted subsidiaries.
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

On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan will provide debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR Loanco, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6% per annum, provided that LIBOR is never less than 2% nor greater than 4% per annum. As of September 30, 2012, there have been no borrowings under this facility.

DPMA and each of its wholly-owned subsidiaries are special purpose and unrestricted subsidiaries.

           Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in January 2013 and February 2013 and each carry an interest rate of 3.1% per annum. In addition, We purchased certain software licenses during the three months ended September 30, 2012 with monthly interest-free payments due for the next two years. This obligation was recorded at fair value as of September 30, 2012 using a discount rate of 5.7%.
The following table presents selected information on our borrowings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Borrowings under Restricted Subsidiaries
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(8,757)			—	—	(9,454)
Diamond Resorts Owners Trust Series 2009-1 (1)(2)	58,278	9.5%	3/20/2026	98,226		84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1 (1) (2)	(499)			—	—	(659)
Diamond Resorts Owners Trust Series 2011-1 (1)(2)	40,581	4.0%	3/20/2023	41,406		51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1 (1)(2)	(334)			—	—	(395)
Quorum Facility (1)(2)	51,681	6.3%	4/30/2013	54,952	8,319	31,733
2008 Conduit Facility (1)(2)	52,738	4.5%	4/12/2013	65,917	18,864	21,111
Notes payable-insurance policies (3)	2,126	3.1%	Various	—	—	1,814
Notes payable-other (3)	1,017	5.6%	Various	—	—	56
Total Restricted Subsidiaries	621,831			260,501	27,183	605,582

Borrowings under Unrestricted Subsidiaries:
DPM Acquisition Loan (1)(3)	63,489	20.4%	5/21/2016	—	—	—
Tempus Receivables Loan (1)(2)	48,182	10.0%	7/1/2015	62,763	—	63,035
Payments in transit (1)(2)	(1,509)			—	—	(1,886)
10% participation interest (Tempus Acquisition, LLC) (1)(2)	(6,077)			—	—	(6,799)
Tempus Acquisition Loan (1)(3)	37,180	20.4%	6/30/2015	—	—	42,658
ILXA Inventory Loan (1)(3)	16,794	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)(2)	6,140	10.0%	8/31/2015	4,308	—	7,420
Tempus Inventory Loan (1)(3)	3,113	7.5%	6/30/2016	—	—	3,599
Note Payable-RFA fees (1)(3)	1,596	10.0%	6/20/2014	—	—	2,170
2008 Conduit Facility (1)(2)	2,503	4.5%	4/12/2013	3,129	895	959
Notes payable-other (1)(3)	—			—	—	130
Total Unrestricted Subsidiaries	171,411			70,200	895	132,373
Grand Total	$793,242			$330,701	$28,078	$737,955

(1) Non-recourse indebtedness
(2) Securitization notes and Funding Facilities
(3) Other notes payable

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
 Deferred Taxes. At September 30, 2012, we had available approximately $213.2 million of unused federal net operating loss carry-forwards, $209.2 million of unused state net operating loss carry-forwards, and $116.6 million of foreign net operating loss carry-forwards with expiration dates from 2012 through 2030 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Even with the limitation, $74.8 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation applicable to a portion of our alternative minimum tax net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
           Off-Balance Sheet Arrangements. As of September 30, 2012, we did not have any off-balance sheet arrangements.
           Contractual Obligations. See our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our contractual obligation. As of September 30, 2012, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2011.

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
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At September 30, 2012, our derivative financial instruments consisted of four interest rate caps, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swaps and caps, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
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
As of September 30, 2012, 13.4% of our long-term debt, or $106.5 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at September 30, 2012 and assuming a one percentage point increase in the 2012 average interest rate payable on these borrowings, it is estimated that our 2012 interest expense would have increased and net income would have decreased by $0.4 million.
           Foreign Currency Translation Risk. We receive a portion of our revenues from our European resorts, the operations of which are primarily conducted in Euros and British pounds. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British pound against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of the Euro or British pound against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of the Euro or British pound against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. We also have operations in Mexico which are conducted partially in Mexican peso. However, the impact of the foreign currency fluctuations from our Mexican operations is not expected to be material. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations" in foreign currency exchange rates may affect our reported results of operations" of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At September 30, 2012, we had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases will be expensed as incurred.
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
In October 2011, the HOA of one of our managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to us. The proceeds of this assessment will be used to repair the water intrusion damage at this resort. In April 2012, we were named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by us, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of our officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November 2012, we reached an agreement with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to court approval. We do not expect the settlement to have a material impact on our financial condition or results of operations.
In September 2012, the U.S. Department of Labor completed an audit of our labor practices. The outcome of the audit did not have a material impact on our financial position or our results of operations.
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
10.1
First Amendment to Loan and Security Agreement, dated as of March 28, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent

10.2
Second Amendment to Loan and Security Agreement, dated as of September 28, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent

10.3
Third Amendment to Loan and Security Agreement, dated as of October 4, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent

10.4
First Amendment to Loan and Security Agreement, dated as of September 28, 2012, by and among DPM Acquisition, LLC, the Lenders party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent

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
101
The following materials from Diamond Resorts Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Member Capital (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date:	November 14, 2012	By:	/s/ STEPHEN J. CLOOBECK
Stephen J. Cloobeck
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2012	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Financial Officer (Principal Financial Officer)