Form 10-K
period 2012-12-31
Diamond Resorts Corp
filed 2013-04-01
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012: Not applicable.
There is no public trading market for the common stock of Diamond Resorts Corporation. As of March 31, 2013, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Although we believe that our expectations are based on reasonable assumptions, our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•
adverse changes to, or interruptions in, relationships with our affiliates and other third parties may occur, including the expiration, termination or renegotiation of our hospitality management contracts or the failure of the managers of our affiliated resorts to ensure that those properties meet our customers' expectations, which could adversely affect our business and results of operations;

•	our ability to maintain an optimal inventory of VOIs for sale;

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in Item 1A, “Risk Factors” and elsewhere in this report.

Accordingly, you should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

INDUSTRY AND MARKET DATA

Certain market, industry and similar data included in this report have been obtained from third-party sources that we believe to be reliable, including the ARDA International Foundation, (the "AIF"). Our market estimates are calculated by using independent industry publications and other publicly available information in conjunction with our assumptions about our markets. We have not independently verified any market, industry or similar data presented in this report. Such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the headings

“Cautionary Statement Regarding Forward-Looking Statements” and Item 1A, “Risk Factors” in this report.
TRADEMARKS
Diamond Resorts International®, Diamond Resorts®, THE Club®, The Meaning of Yes® and our other registered or common law trademarks, service marks or trade names appearing in this report are property of the Company. This report also refers to brand names, trademarks or service marks of other companies. All brand trademarks, service marks or trade names cited in this report are the property of their respective holders.

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

ITEM 1.     BUSINESS
Except as otherwise stated or required from the context, references in this report to the "Company," "we," "us" and "our" refer to Diamond Resorts Parent, LLC ("DRP") and its subsidiaries, including Diamond Resorts Corporation ("DRC"). All financial information contained in this report is that of DRP.
Company Overview
We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 263 vacation destinations located in 28 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 79 Diamond Resorts-branded properties with a total of 9,274 units, which we manage, and 180 affiliated resorts and hotels and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations.
We offer a vacation ownership program whereby members acquire vacation ownership interests ("VOIs" or "Vacation Interests"), in the form of points. Members receive an annual allotment of points depending on the number of points purchased, and they can use these points to stay at any of the destinations within our network of resort properties, including both Diamond Resorts-branded properties as well as affiliated resorts, hotels and cruises. Unlike a traditional weeks-based vacation ownership product that is linked to a specific resort and week during the year, our points-based system permits our members to maintain flexibility relating to the location, season and duration of their vacation.
A core tenet of our management philosophy is delivering consistent quality and personalized services to each of our members, and we strive to infuse hospitality and service excellence into every aspect of our business and each member's vacation experience. To that end, we are committed to The Meaning of Yes®, a set of Diamond values designed to ensure that each of our members and guests receives a consistent, “high touch” hospitality experience through our efforts to respond to the desires of our members and guests. Our service-oriented culture is highly effective in building a strong brand name and fostering long-term relationships with our members, resulting in additional sales to our existing member base.
Our business consists of (i) hospitality and management services and (ii) sales and financing of VOIs.

•
Hospitality and Management Services. We are fundamentally a hospitality company that manages a worldwide network of resort properties and provides services to a broad member base. We manage our branded resort properties, as well as seven multi-resort trusts (the "Collections"), each of which holds ownership interests in a group of resort properties within a geographic region. For example, the U.S. Collection includes interests in 36 resorts located throughout the continental U.S. Our management contracts automatically renew, and the management fees we receive are based on a cost-plus structure. As the manager of our branded resorts, we operate the front desks, furnish housekeeping, maintenance and human resources services and operate amenities such as golf courses, food and beverage venues and retail shops. We also provide an online reservation system, a customer service contact center, rental services, billing services, account collections, accounting and treasury functions and communications and information technology services. In addition, a key component of our business is THE Club, through which we operate a proprietary reservation system that enables our members to use their points to stay at any of the resorts in our network. THE Club also offers our members a wide range of other benefits, such as the opportunity to purchase various products and services (such as consumer electronics, home appliances and insurance products) from third parties at discounted prices, for which we earn commissions. Annual fees paid by our members cover the operating costs of our managed resorts (including an allocation of a substantial portion of our overhead related to the provision of our management services), our management fees and, in the case of THE Club members, dues for membership in THE Club.

•
Sales and Financing of VOIs. As part of our hospitality and management services, we typically enter into agreements with our managed resorts and the Collections under which we reacquire VOIs from members who fail to pay their annual maintenance fees or other assessments, serving as the principal source of our VOI inventory that we sell. We sell VOIs principally through presentations, which we refer to as “tours,” at our 50 sales centers, substantially all of which are located at our managed resorts. We generate sales prospects by utilizing a variety of marketing programs, including presentations at our managed resorts targeted at existing members and current guests who stay on a per-night or per-week basis, overnight mini-vacation packages, targeted mailings, telemarketing, gift certificates and various destination-specific marketing efforts. As part of our sales efforts, and to generate interest income and other fees, we also provide loans to qualified VOI purchasers.

The following charts show the contribution that each segment of our business made to our total revenue, net income and Adjusted EBITDA for the year ended December 31, 2012 (with the percentages representing the relative contributions of these two segments):

2012 Revenue

Hospitality And Management Services
$153 m (29%)
$370 m (71%)
Vacation Interest Sales and Financing

Revenue from two segments above	$523 million
Corporate and Other	1 million
Total Revenue	$524 million

2012 Net Income

Hospitality And Management Services
$87 m (50%)
$87 m (50%)
Vacation Interest Sales and Financing

Net Income from two segments above	$173 million
Corporate and Other	(159) million
Total Net Income	$14 million

2012 Adjusted EBITDA

Hospitality And Management Services
$87 m (42%)
$120 m (58%)
Vacation Interest Sales and Financing

Adjusted EBITDA from two segments above	$207 million
Corporate and Other	(97) million
Total Adjusted EBITDA	$110 million

Adjusted EBITDA is a non-U.S. generally accepted accounting principles ("U.S. GAAP") financial measure and should not be considered in isolation of, or as an alternative to, net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Presentation of Certain Financial Metrics" for a description of how we define Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA for each segment of our business and for the reasons we believe presenting Adjusted EBITDA is useful to readers.
The Vacation Ownership Industry
The vacation ownership industry enables individuals and families to purchase VOIs, which facilitate shared ownership and use of fully-furnished vacation accommodations at a particular resort or network of resorts. VOI ownership distinguishes itself from other vacation options by integrating aspects of traditional property ownership and the flexibility afforded by pay-per-day resorts or hotels. As compared to pay-per-day resorts or hotels, VOI ownership typically offers consumers more space and home-like features such as a full kitchen and one or more bedrooms. Further, room rates and availability at pay-per-day resorts and hotels are subject to periodic change, while much of the cost of a VOI is generally fixed at the time of purchase. Relative to traditional property ownership, VOI ownership affords consumers greater convenience and variety of vacation experiences and requires significantly less up-front capital, while still offering common area amenities such as swimming pools, playgrounds, restaurants and gift shops. Consequently, for many vacationers, VOI ownership is an attractive alternative to traditional property ownership and pay-per-day resorts and hotels.

Typically, a vacation ownership resort is operated through an organization sometimes referred to as a homeowners association ("HOA"), which is administered by a board of directors elected by the owners of VOIs at the resort. The HOA is responsible for ensuring that the resort is adequately maintained and operated. To fund the ongoing operating costs of the resort, each VOI holder is required to pay its pro rata share of the expenses to operate and maintain the resort, including any management fees payable to a company to manage and oversee the day-to-day operation of the resort. These management fees are often payable to the management companies annually in advance. If a VOI owner fails to pay its maintenance fee, that owner will be in default, which may ultimately result in a forfeiture of that owner's VOI to the HOA and a consequent ratable increase in the expense-sharing obligations of the non-defaulted VOI owners.
The management and maintenance of a resort in which VOIs are sold is generally provided either by the developer of the resort or outsourced to a management company but, in either case, many developers often regard the management services provided as ancillary to the primary activities of property development and VOI sales. Historically, certain real estate developers have created and offered VOI products in connection with their investments in purpose-built vacation ownership properties or converted hotel or condominium buildings. These developers have frequently used substantial project-specific debt financing to construct or convert vacation ownership properties. The sales and marketing efforts of these developers have typically focused on selling out the intervals in the development, so that the developer can repay its indebtedness, realize a profit from the interval sales and proceed to a new development project.
As the vacation ownership industry evolved, some in the industry recognized the potential benefits of a more integrated approach, where the developer's resort management operations complement its sales and marketing efforts. In addition, the types of product offerings have also expanded over time, moving from fixed-or floating-week intervals which provide the right to use the same property each year or in alternate years, to points-based memberships in multi-resort vacation networks, which offer a more flexible vacation experience. In addition to these resort systems, developers of all sizes typically may also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer's resorts for the right to access a broader network of resorts. According to the AIF, a trade association representing the vacation ownership and resort development industries, the percentage of resort networks offering points-based products has been rising in recent years and, due to the flexibility of these types of products, the AIF believes that this trend will continue in the near future as companies that have traditionally offered only weekly intervals expand their product offerings.
Growth in the vacation ownership industry has been achieved through expansion of existing resort companies as well as the entry of well-known lodging and entertainment companies, including Disney, Four Seasons, Hilton, Hyatt, Marriott, Starwood and Wyndham, which have developed larger purpose-built resorts and added vacation ownership developments to their existing pay-per-day resorts and hotels. The industry's growth can also be attributed to increased market acceptance of vacation ownership resorts, enhanced consumer protection laws and the evolution from a product offering a specific week-long stay at a single resort to multi-resort, often points-based, vacation networks, which offer a more flexible vacation experience.
According to AIF, as of December 31, 2011, the U.S. vacation ownership community was comprised of approximately 1,548 resorts, representing approximately 194,200 units and an estimated 8.4 million vacation ownership week equivalents. As reported by the AIF and reflected in the graph below, VOI sales during 2009 through 2011 were down significantly from levels prior to the economic downturn that started in 2008, which the AIF attributes largely to the fact that several of the larger VOI developers intentionally slowed their sales efforts through increased credit score requirements and larger down payment requirements in the face of an overall tighter credit environment. However, according to the AIF, VOI sales in the U.S. increased by 1.6% from 2009 to 2010, and by 2.4% from 2010 to 2011, and this trend of increasing VOI sales continued to accelerate in the final three months of 2012, which showed a 10.6% increase as compared to the same period in 2011.

Sales of Vacation Ownership Week Equivalents Since 1985

$12.0
$10.0
$8.0
$6.0
$4.0
$2.0
$0
Billions of Dollars
1985 1986 1987 1988 1989 1990 1991 1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007 2008 2009 2010 2011
As of December 31 of the Given Year

Source: Historical timeshare industry research conducted by Ragatz Associates, American Economic Group and Ernst & Young on behalf of the AIF, as of December 31, 2011.
We expect the U.S. vacation ownership industry to continue to grow over the long term due to favorable demographics, more positive consumer attitudes and the low penetration of vacation ownership in North America. According to the AIF's bi-annual 2012 Shared Vacation Ownership Owners Report (the “Owners Report”), based upon a survey of the U.S. VOI owners, the median household income of VOI owners was $74,000 in 2012, 89% of VOI owners own their primary residence and 58% have a college degree. The Owners Report indicated that 83% of VOI owners rate their overall ownership experience as good to excellent and that the top four reasons for purchasing a VOI are resort location, saving money on future vacations, overall flexibility and quality of the accommodations. According to the Owners Report, less than 8% of U.S. households own a VOI. We believe this relatively low penetration rate of vacation ownership suggests the presence of a large base of potential customers.
The European vacation ownership industry is also significant. According to the AIF, in 2010, the European vacation ownership community was comprised of approximately 1,345 resorts, representing approximately 87,832 units. In addition, we believe that rapidly-growing international markets, such as Asia and Central and South America, present significant opportunities for expansion of the vacation ownership industry due to the substantial increases in spending on travel and leisure activities forecasted for consumers in those markets.
As the vacation ownership industry continues to mature, we believe that keys to success for a company in this industry include:

•
Hospitality Focus. Integrating hospitality into every aspect of a guest's vacation experience, including VOI sales, should result in higher levels of customer satisfaction and generate increased VOI sales, as compared to companies that do not view hospitality as an integral component of the services they provide.

•
Broad, Flexible Product Offering. Offering a flexible VOI product that allows customers to choose the location, season, duration and size of accommodation for their vacation, based upon the size of the product purchased, coupled with a broad resort network, will likely attract a broader spectrum of customers.

•
Consistent, High-Quality Resort Management. Ensuring a consistent, high-quality guest experience across a company's managed resorts and a brand the customer can trust should not only enhance VOI sales and marketing efforts targeted at new customers but also increase the potential for additional VOI sales to existing customers.

•	Financing. Providing quick and easy access to consumer financing will often expedite a potential purchaser's decision-making process and result in a larger VOI purchase.
We believe that competition in the vacation ownership industry is based primarily on the quality of the hospitality services and overall experience provided to customers, the number and location of vacation ownership resorts in the network, trust in the brand and the availability of program benefits, such as VOI exchange programs.
Competitive Strengths
Our competitive strengths include:
A substantial portion of the revenue from our hospitality and management services business converts directly to Adjusted EBITDA.
Our management contracts with our managed resorts and the Collections automatically renew, and under these contracts we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort or Collection (with an average based upon the total management fee revenue of 14.6%). The covered costs paid by our managed resorts and the Collections include both the direct resort operating costs and an allocation of a substantial portion of our overhead related to this part of our business. Accordingly, our management fee revenue results in a comparable amount of Adjusted EBITDA. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Presentation of Certain Financial Metrics." Generally, our revenue from management contracts increases to the extent that (i) operating costs at our managed resorts and the Collections rise and, consequently, our management fees increase proportionately under our cost-plus management contracts, (ii) we add services under our management contracts or (iii) we acquire or enter into contracts to manage resorts not previously managed by us.
The principal elements of our business typically provide us with significant financial visibility.

•
Management fees from our cost-plus management contracts. All anticipated operating costs of each of our managed resorts and Collections, including our management fees and costs pertaining to the specific managed resort or Collection, such as costs associated with the maintenance and operations of the resort, are included in the annual budgets of these resorts and Collections. These annual budgets are determined by the board of directors of the HOA or Collection, as applicable, and are typically finalized before the end of the prior year. As a result, a substantial majority of our management fees are collected by January of the applicable year as part of the annual maintenance fees billed to VOI owners. Unlike typical management agreements for traditional hotel properties, our management fees are not affected by Average Daily Rates ("ADR") or occupancy rates at our managed resorts. In addition, while our management contracts may be subject to non--renewal or termination, no resort or Collection has terminated or elected not to renew any of our management contracts during the past five years.

•
Recurring fees earned by operating THE Club. Dues payments for THE Club are billed and collected together with the annual maintenance fees billed to our members who are also members of THE Club. Members of THE Club are not permitted to make reservations or access THE Club's services and benefits if they are not current in payment of these dues.

•
VOI sales. Our VOI sales revenue is primarily a function of three factors: the number of tours we conduct, our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers) and the sales price per transaction. We generally have a high degree of near-term visibility as to each of these factors. Before the beginning of a year, we can predict with a high degree of confidence the number of tours we will conduct that year, and we believe that we can tailor our sales and marketing efforts to effectively influence our closing percentage and average transaction size in order to calibrate our VOI sales levels over the course of the year.

•
Financing of VOI sales. We target the level of our consumer financing activity in response to capital market conditions. We accomplish this by offering sales programs that either encourage or discourage our customers to finance their VOI purchases with us, without compromising our underwriting standards. As of December 31, 2012, the weighted average Fair Isaac Corporation ("FICO ") score (based upon loan balance) for our borrowers across our existing loan portfolio was 707, and the weighted average FICO score for our borrowers on loans originated since October 2008 was 758. The default rate on our consumer loan portfolio was 6.6% for 2012, and ranged from 6.6% to 9.9% on an annual basis from 2009 through 2012.
Our capital-efficient business model requires limited investment in working capital and capital expenditures.

•
Limited working capital required. Our hospitality and management services business consumes limited working capital because a substantial portion of the funds we receive under our management contracts is collected by January of each year and released to us as services are provided. Moreover, all resort-level maintenance and improvements are paid for by the owners of VOIs, with our financial obligation generally limited to our pro rata share of the VOIs we hold as inventory.

•
Limited investment capital required. We do not believe that we will need to build resort properties or acquire real estate in the foreseeable future to support our anticipated VOI sales levels; however, in certain geographic areas, we may from time to time need to acquire additional VOI inventory through open market purchases or other means. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we have consistently reacquired approximately 3.0% to 4.0% of our total outstanding VOIs from defaulted owners on an annual basis. This provides us with a relatively low-cost, consistent stream of VOI inventory that we can resell. Furthermore, other than the planned completion of a portion of a resort we now manage following our recently completed transaction with Pacific Monarch Resorts, Inc., we have not undertaken any major development projects in the last several years, nor are any such projects planned. In each of our recent strategic transactions, we have acquired an on-going business, consisting of management contracts, unsold VOI inventory and an existing owner base, which has generated immediate cash flow for us.

•
Access to financing. The liquidity to support our provision of financing to our customers for VOI purchases is provided through conduit, loan sale and securitization financing and, as a result, also consumes limited working capital.

Our scalable VOI sales and marketing platform has considerable operating leverage and drives increases in Adjusted EBITDA.
We have built a robust and versatile sales and marketing platform. This platform enables us to take actions that directly impact the three factors that primarily determine our VOI sales revenue: the number of tours we conduct, our closing percentage and the sales price per transaction. Our objective is to consistently monitor and adjust these three factors to reach an optimum level of VOI sales based on our available VOI inventory. With our scalable sales platform in place, we do not foresee the need to build new sales centers or significantly increase the size of our sales team. Accordingly, we believe our VOI sales business has considerable operating leverage and the ability to drive increases in Adjusted EBITDA.
Our high level of customer satisfaction results in significant sales of additional VOIs to our members.
We believe our efforts to introduce hospitality, service excellence and quality into each member's vacation experience have resulted in a high degree of customer satisfaction, driving significant sales of additional VOIs to our members. The percentage of VOI sales made to our existing members purchasing additional points for the years ended December 31, 2012, 2011 and 2010 was 72%, 66% and 59%, respectively.
Our accomplished management team positions us for continued growth.
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our founder and Chairman, Stephen J. Cloobeck, who provides strategic oversight and direction for our hospitality services, including the services provided to our managed resorts, has over 25 years of experience in the hospitality and vacation ownership industry and in the development, management, operation, marketing and sales of real estate properties. Our President and Chief Executive Officer, David F. Palmer, has over 20 years of management and finance experience, and our Executive Vice President and Chief Financial Officer, C. Alan Bentley, has over 30 years focused on business management, strategic planning and complex financing transactions. Messrs. Cloobeck and Palmer, as well as other members of our management team, have substantial equity interests in the Company that will closely align their economic interests with those of our other investors. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business, which rose from $99.4 million for the year ended December 31, 2008 to $153.3 million for the year ended December 31, 2012, (ii) strengthening our vacation interest sales and financing segment by integrating it more closely into our hospitality and management services business, (iii) implementing a focus throughout our business on service and hospitality and (iv) adding resorts to our network and owners to our owner base through complementary strategic acquisitions.

Growth Strategies
Our growth strategies are as follows:
Continue to grow our hospitality and management services business.
We expect our hospitality and management services revenue will continue to grow as rising operating expenses at our managed resorts result in higher revenues under our cost-plus management contracts. We intend to generate additional growth in our hospitality and management services business by (i) increasing membership in THE Club, (ii) adding service and activity offerings for members of THE Club and (iii) expanding opportunities for our members to purchase third-party products and services.

•
Increase membership in THE Club. Purchasers of our points are, in almost all cases, automatically enrolled in THE Club. In addition, we regularly reacquire previously sold VOIs from defaulted owners, including legacy owners of non-points-based VOIs (intervals). Because all intervals that we reacquire are then sold by us in the form of points, we expect that membership in THE Club will grow organically as intervals are reacquired and resold in the form of points to new members. We also encourage interval owners at our managed resorts to join THE Club, and we have instituted special offers and promotional programs to target for membership in THE Club the ownership bases at resorts that we now manage as a result of our recent strategic acquisitions.

•
Broaden hospitality service and activity offerings. We intend to continue to make membership in THE Club more attractive to our members by expanding the number and variety of offered services and activities, such as airfare, cruises, excursions, golf outings, entertainment, theme park tickets and luggage and travel protection. These hospitality-focused enhancements may allow us to increase the annual dues paid by members of THE Club and should also generate commission revenue for us.

•
Expand offers of third-party products and services to our members. We intend to expand the opportunities we offer our members to purchase products and services (such as consumer electronics, home appliances and insurance products) from third parties at discounted prices. We receive a commission based on the sales revenue from those transactions, without incurring costs associated with these products and services.

Continue to leverage our scalable sales and marketing platform to increase VOI sales revenue.
We intend to continue to take advantage of the operating leverage in our sales and marketing platform. We will focus not only on potential new customers but also on our existing membership base, and expect that through these efforts and our continuing commitment to ensuring high member satisfaction, a significant percentage of our VOI sales will continue to be made to our existing members. We also intend to target the ownership bases at resorts that we now manage as a result of our recent strategic acquisitions to encourage these prospective customers to purchase our VOIs. While we anticipate that the bulk of our future VOI sales will be made through our traditional selling methods, we are seeking to more fully integrate the VOI sales experience into our hospitality and management services. For example, we have begun to offer an enhanced mini-vacation package at some of our managed resorts at which a group of members or prospective customers who have purchased such a package are invited to dine together, along with our sales team members, and to attend a show or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers. We have found that, by creatively engaging with potential purchasers and infusing hospitality into the sales process, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size.
Pursue additional revenue opportunities consistent with our capital-efficient business model.
We believe that we can achieve growth without pursuing revenue opportunities beyond those already inherent in our core business model. However, to the extent consistent with our capital-efficient business model, we intend to:

•
Selectively pursue strategic transactions. We intend to pursue acquisitions of ongoing businesses, including management contracts and VOI inventory, on an opportunistic basis where the economic terms are favorable and we can achieve substantial synergies and cost savings. Future acquisitions may be similar in structure to the four transactions we have completed since August 2010, including that with Pacific Monarch Resorts, Inc., in which we added nine locations to our network of available resorts, four management contracts, new members to our owner base and additional VOI inventory that we may sell to existing members and potential customers. Additionally, we may purchase or otherwise obtain additional management contracts, including from hospitality companies facing financial distress, and acquire VOI inventory at resorts that we do not currently manage.

•
Prudently expand our geographic footprint. We believe that there are significant opportunities to expand our business into new geographic markets in which we currently may have affiliations, but do not manage resorts or market or sell our VOIs. We believe that certain countries in Asia and Central and South America are particularly attractive potential new markets for us because of the substantial increases in spending on travel and leisure activities forecasted for their consumers. To the extent that we can maintain our high quality standards and strong brand reputation, we are selectively exploring acquisitions of ongoing resort businesses in these markets and may also pursue co-branding opportunities, joint ventures or other strategic alliances with existing local or regional hospitality companies. We believe that expansion of our geographic footprint will produce revenue from consumers in the markets into which we enter and also make our resort network more attractive to existing and prospective members worldwide.

•
Broaden our business-to-business services. We have developed a broad set of business systems, skills and practices that we believe we can profitably offer on a fee-for-service basis to other companies in the hospitality and vacation ownership industry. For example, we have entered into fee-for-service agreements with resort operators and hospitality companies pursuant to which we provide them with resort management services, VOI sales and marketing services and inventory rental services. These types of arrangements are highly profitable for us because we are not required to invest any significant capital. In the future, in situations where we can leverage our unique expertise, skills and infrastructure, we intend to expand our provision of business-to-business services on an a-la-carte basis or as a suite of services, to third-party resort developers and operators and other hospitality companies.

Our Customers
Our customers are typically families seeking a flexible vacation experience. A majority of our new customers stay at one of the resorts in our network, either by reserving a unit on a per-night or per-week basis, exchanging points through an external exchange service, or purchasing a mini-vacation package, prior to purchasing a VOI. We have also generated significant additional sales to our existing members who wish to purchase additional points and thereby increase their vacation options within our network.
A majority of our customers are baby boomers, between 45 and 65 years old. The baby boomer generation is the single largest population segment in the U.S. and Europe and is our target market. With the premium resorts in our network, we believe we are well-positioned to target an affluent subsection of the baby boomer population.
Our Recent and Proposed Strategic Acquisitions
On August 31, 2010, we acquired from ILX Resorts Incorporated and its affiliates certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”), which added ten additional resorts to our resort network. On July 1, 2011, we acquired from Tempus Resorts International, Ltd., and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the “Tempus Resorts Acquisition”), which added two resorts to our resort network. On May 21, 2012, in connection with the PMR Acquisition, we acquired from Pacific Monarch Resorts, Inc., and its affiliates four management contracts, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets, which added nine locations to our resort network. On October 5, 2012, we acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc, thereby acquiring management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets (the “Aegean Blue Acquisition”), which added five resorts located on the Greek Islands of Rhodes and Crete to our resort network. These transactions were effected through special-purpose subsidiaries, and funded by financial partners on a non-recourse basis. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage.
On January 29, 2013, DRC and Diamond Resorts Holdings, LLC entered into a memorandum of understanding with Island One, Inc. (“Island One”), Crescent One, LLC (“Crescent”) and the holder of their respective equity interests. Island One and Crescent operate a vacation ownership, hospitality and resort management business that emerged from Chapter 11 bankruptcy in July 2011. Since their emergence, we have provided sales and marketing services and HOA management oversight services to Island One. Pursuant to the memorandum of understanding, we have agreed to enter into definitive documents to (i) operate the business of Island One and Crescent prior to the closing of the potential acquisition transaction, and (ii) upon a change of control of the Company or other specified transaction, and subject to other terms and conditions in the definitive documents, purchase all of the equity interests in Island One and Crescent, thereby acquiring management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by Island One and Crescent, which would add nine additional resorts to our resort network.
Our Services
Hospitality and Management Services. We manage 79 Diamond Resorts-branded resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the Collections. As the manager of these branded resorts and the Collections, we provide rental services, billing services, account collections, accounting and treasury functions and communications and information technology services. In addition, for branded resorts we also provide an online reservation system and customer service contact center, operate the front desks, furnish housekeeping, maintenance and human resources services and operate amenities such as golf courses, food and beverage venues and retail shops.
As an integral part of our hospitality and management services, we have entered into inventory recovery agreements with substantially all of the HOAs for our managed resorts in North America, together with similar arrangements with all of the Collections and a majority of our European managed resorts, whereby we recover VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the resorts that we manage is spread across our member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, we reduce bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections.
HOAs. Each of the Diamond Resorts-branded resorts, other than certain resorts in our European Collection (as defined below), is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Collections) and may also include representatives appointed by us as the developer of the resort. As a result, we are entitled to voting rights with respect to directors of a given HOA by virtue of (i) our ownership of intervals at the related resort, (ii) our control of the Collections that hold intervals at the resort and/or (iii) our status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts-branded resorts, is us. We serve as the HOA for two resorts in St. Maarten and earn maintenance fees and incur operating expenses at these two resorts.
Our management fees with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of our overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under our current resort management agreements, we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort (with an average based upon the total management fee revenue of approximately 14.6%). Unlike typical commercial lodging management contracts, our management fees are not impacted by changes in a resort's ADR or occupancy level. Instead, the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location of the resort, size and type of the resort. Included in the anticipated operating costs of each HOA are our management fees. The board of directors of the HOA discusses the various considerations and approves the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services we provide to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account we manage on behalf of the HOA. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Our HOA management contracts typically have initial terms of three to five years, with automatic one-year renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of the Collections) prior to each renewal period, other than in some limited circumstances involving cause. No HOA has terminated any of our management contracts during the past five years. We generally have the right to terminate our HOA management contracts at any time upon notice to the HOA but have terminated only one immaterial HOA management contract during the past five years.
Collections. The Collections currently consist of the following:

•
the Diamond Resorts U.S. Collection (the “U.S. Collection”), which includes interests in resorts located in Arizona, California, Florida, Missouri, New Mexico, Nevada, South Carolina, Tennessee, Virginia and St. Maarten;

•	the Diamond Resorts Hawaii Collection (the “Hawaii Collection”), which includes interests in resorts located in Arizona, Hawaii and Nevada;

•	the Diamond Resorts California Collection (the “California Collection”), which includes interests in resorts located in Arizona, California and Nevada;

•
the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland, Spain Balearics, Spain Costa and Spain Canaries;

•	the Premiere Vacation Collection (“PVC”), which includes interests in resorts added to our network in connection with the

ILX Acquisition (see "Our Recent Strategic and Proposed Acquisitions" for the definition of the ILX Acquisition) located in Arizona, Colorado, Indiana, Nevada and Mexico;

•
the Monarch Grand Vacations Collection (“MGVC”), which includes interests in resorts added to our network in connection with the PMR Acquisition (see "Our Recent Strategic and Proposed Acquisitions" for the definition of the PMR Acquisition) located in California, Nevada, Utah and Mexico; and

•
the Diamond Resorts Mediterranean Collection (the “Mediterranean Collection”), which includes interests in resorts added to our network in connection with the Aegean Blue Acquisition (see “Our Recent Strategic and Proposed Acquisitions” for the definition of the Aegean Blue Acquisition) located in the Greek Islands of Crete and Rhodes.

Each of the Collections is operated through a Collection association, which is administered by a board of directors. With the exception of PVC, which allows the developer to appoint the board of directors until 90% of all membership interests are sold, directors are elected by the points holders within the applicable Collection. We own a significant number of points in each of the Collections, which we hold as inventory. The board of directors of each Collection hires a company to provide management services to the Collection, which in each case is us.
As with our HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of our overhead related to the provision of our management services) incurred by the Collection. Under our current Collection management agreements, we receive management fees of 15% of the other costs of the applicable Collection (except with respect to our management agreement with MGVC, under which we receive a management fee of 10% of the cost of MGVC). Our management fees are included in the budgets prepared by each Collection association, which determines the annual maintenance fee charged to each owner. One of the management services we provide to the Collections is the billing and collection of annual maintenance fees on the Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account we maintain on behalf of each Collection. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Apart from the management contract for the European Collection, our Collection management contracts generally have initial terms of three to five years, with automatic three to five year renewals and can generally only be terminated by the Collection upon a vote of the Collection's members prior to each renewal period, other than in some limited circumstances involving cause. In the case of the resorts we manage that are part of the European Collection, generally the management agreements have either indefinite terms or long remaining terms (i.e., over 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection. No Collection has terminated or elected not to renew any of our management contracts during the past five years. Apart from the management contract for the European Collection, we generally have the right to terminate our Collection management contracts at any time upon notice to the Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.

THE Club. Another key component of our hospitality and management services business is THE Club, through which we operate a proprietary reservation system that enables our members to use their points to stay at any of our branded or affiliated resorts. THE Club also offers our members a wide range of other benefits, such as the opportunity to purchase various products and services (such as consumer electronics, home appliances and insurance products) from third parties at discounted prices, for which we earn commissions. Dues payments for THE Club are billed and collected together with the annual maintenance fees billed to our members who are also members of THE Club. See "Our Flexible Points-Based Vacation Ownership System and THE Club— THE Club" for additional information regarding THE Club.
Sales and Financing of VOIs. We market and sell VOIs that provide access to our network of 79 Diamond Resorts-branded and 180 affiliated resorts and hotels and four cruise itineraries. Since late 2007, we have marketed and sold VOIs primarily in the form of points.
The VOI inventory that we reacquire pursuant to our inventory recovery agreements provides us with a low-cost, recurring supply of VOIs that we can sell to our current and prospective members. Our VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans. We capitalized amounts in unsold Vacation Interests, net, in the case of North America, and reclassified amounts from due from related parties, net to unsold Vacation Interest, net, in the case of Europe, related to our inventory recovery agreements and arrangements as well as consumer loan defaults of approximately $48.1 million, $25.7 million and $16.8 million during the years ended 2012, 2011 and 2010, respectively. These amounts are inclusive of capitalized legal costs of $2.2 million, $2.2 million and $3.2 million, respectively. See Note 2—Summary of Significant

Accounting Policies of our consolidated financial statements included elsewhere in this report for discussions on unsold Vacation Interests.
We acquired VOI inventory in connection with our recent strategic acquisitions. Specifically, we acquired $10.1 million and $23.1 million of additional VOI inventory in the ILX Acquisition in 2010 and the Tempus Resorts Acquisition in 2011, respectively. In 2012, we acquired $30.4 million of inventory in the PMR Acquisition and $3.5 million in the Aegean Blue Acquisition. As of December 31, 2012, 2011, and 2010, we had VOI inventory with a value of approximately $315.9 million, $256.8 million and $190.6 million, respectively.
We have 50 sales centers across the globe, 44 of which are located at branded and managed resorts, two of which are located at affiliated resorts and four of which are located off-site. We currently employ an in-house sales and marketing team at 38 of these locations and also maintain agency agreements with independent sales organizations at 12 locations. A relatively small portion of our sales, principally sales of additional points to existing members, are effected through our call centers. Our sales representatives utilize a variety of marketing programs to generate prospects for our sales efforts, including presentations at resorts targeted to current members, guests, overnight mini-vacation packages, targeted mailing, telemarketing, gift certificates and various destination-specific local marketing efforts. Additionally, we offer incentive premiums in the form of tickets to local attractions and activities, hotel stays, gift certificates or free meals to guests and other potential customers to encourage attendance at sales presentations. We also offer volume discounts for purchasers of a large number of points.
We close our VOI sales primarily through tours. These tours occur at sales centers and include a tour of the resort properties, as well as an in-depth explanation of our points-based VOI system and the value proposition it offers our members. Our tours are designed to provide guests with an in-depth overview of our company and our resort network, as well as a customized presentation to explain how our products and services can meet their vacationing needs.
Our sales force is highly trained in a consultative sales approach designed to ensure that we meet customers' needs on an individual basis. We manage our sales representatives' consistency of presentation and professionalism using a variety of sales tools and technology. The sales representatives are principally compensated on a variable basis determined by performance, subject to a base compensation amount.
Our marketing efforts are principally directed at the following channels:

•	our existing member base;

•
participants in third-party vacation ownership exchange programs, such as Interval International, Inc. (“Interval International”), and Resorts Condominiums International, LLC (“RCI”), who stay at our managed resorts;

•	guests who stay at our managed resorts;

•	member referrals;

•	off-property contacts who are solicited from the premises of hospitality, entertainment, gaming and retail locations; and

•	other potential customers who we target through various marketing programs.
We employ innovative programs and techniques designed to infuse hospitality into our sales and marketing efforts. For example, we have begun to offer an enhanced mini-vacation package at some of our managed resorts at which our members or prospective customers who have purchased such a package are invited to dine together, along with our sales team members, and to attend a show or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers our members. We have found that, by creatively engaging with potential purchasers and infusing hospitality into the sales process, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size.
We also seek to provide one-on-one in-unit presentations of the benefits of our points-based VOI system to interested customers at resorts who otherwise may not desire to enter one of our sales centers. In limited trials, we have found that customers who participate in these in-unit presentations sign up for tours and subsequently purchase VOIs at a greater rate than customers who are not provided with an in-unit presentation. By focusing on sales and marketing methods that do not rely exclusively on increased tour flow, we believe that we can improve our closing percentage and increase the average VOI sales price per transaction, without significant increases in fixed sales and marketing costs associated with our sales centers.
In addition, we have an initiative in which select members and guests receive “high-touch” services such as a special welcome package, resort orientation and concierge services, as part of a pre-scheduled in-person sales presentation. Results from these enhanced programs and initiatives have been positive.

Although the principal goal of our marketing activities is the sale of points, in order to generate additional revenue and offset the carrying cost of our VOI inventory, we use a portion of the points and intervals which we own to offer accommodations to consumers on a per-night or per-week basis, similar to hotels. We generate these stays through direct consumer marketing, travel agents, websites and vacation package wholesalers. We believe that these operations, in addition to generating supplemental revenue, provide us with a good source of potential customers for the purchase of points.
We provide loans to eligible customers who purchase VOIs through our U.S and Mexican sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. Our minimum required down payment is 10%. Since late 2008, our average cash down payment has been 18.3% and the average initial equity contribution for new VOI purchases by existing owners (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) has been 30.7%, which has resulted in an average combined cash and equity contribution of 49.0% for these new VOI purchases. As of December 31, 2012, our loan portfolio (including loans we have transferred to special-purpose subsidiaries in connection with conduit, loan sale and securitization transactions) was comprised of approximately 56,000 loans (which includes loans that have been written off for financial reporting purposes due to payment defaults and delinquencies but which we continue to administer), with an outstanding aggregate loan balance of approximately $513.0 million. Approximately 41,000 of these consumer loans are loans under which the consumer was not in default, and the average balance of such loans was approximately $9,200. Customers were in default (which we define as having occurred upon the earlier of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent) under approximately 15,000 of these loans, and the average balance of such loans was approximately $9,100. The weighted-average interest rate for all of such loans is approximately 15.90%, which includes a weighted average interest rate for loans in default of approximately 16.6%. As of December 31, 2012, approximately 8.35% of our approximately 490,000 owner-families had a loan outstanding with us.
We underwrite each loan application to assess the prospective buyer's ability to pay through the credit evaluation score methodology developed by FICO based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In underwriting each loan, we review the completed credit application and the credit bureau report and/or the applicant’s performance history with us, including any delinquency on existing loans with us, and consider in specified circumstances, among other factors, whether the applicant has been involved in bankruptcy proceedings within the previous 12 months and any judgments or liens, including civil judgments and tax liens, against the applicant. As of December 31, 2012, the weighted average FICO score (based upon loan balance) for our borrowers across our existing loan portfolio was 707, and the weighted average FICO score for our borrowers on loans we originated since late 2008 was 758.
Our consumer finance servicing division includes underwriting, collection and servicing of our consumer loan portfolio. Loan collections and delinquencies are managed by utilizing current technology to minimize account delinquencies and maximize cash flow. We generally sell or securitize a substantial portion of the consumer loans we generate from our customers through conduit and securitization financings. We also act as servicer for consumer loan portfolios, including those sold or securitized through conduit or securitization financings, for which we receive a fee.
Through arrangements with three financial institutions in the United Kingdom, we broker financing for qualified customers who purchase points through our European sales centers.
We take measures to adjust the percentage of the sales of our VOIs that we finance based on prevailing economic conditions. For example, during the 12 month period prior to October 2008, we financed approximately 67.0% of the total amount of our VOI sales. In response to the dramatic contraction of conduit and securitization financing during the economic downturn that began in late 2008, we implemented a strategy to increase the cash sales of VOIs, which included offering discounts for purchases paid in cash and raising the interest rates applicable to financed purchases. As a result of these changes, the percentage of the total amount of our VOI sales we financed from October 2008 through September 2011 was approximately 34.6%. In October 2011, in response to some stabilization in the consumer markets and improved securitization and conduit markets, we eliminated incentives for cash VOI purchases and took other actions to generate more financed sales of VOIs. From October 1, 2011 through December 31, 2012, we financed approximately 69.3% of the total amount of our VOI sales.
Our Resort Network
Our resort network currently consists of 263 vacation destinations, which includes 79 Diamond Resorts-branded properties with a total of 9,274 units, which we manage, and 180 affiliated resorts and hotels and four cruise itineraries, which we do not manage and which do not carry our brand name but are a part of our network and, consequently, are available for our members to use as vacation destinations. Through our management of Diamond Resorts-branded resorts, we provide guests with a consistent and high quality suite of services and amenities and, pursuant to our management agreements, we have oversight and management responsibility over the staff at each location. Of these Diamond Resorts-branded resorts, 38 have food and beverage operations, 41 have a gift shop, pro shop or convenience store, and 20 have a golf course, leisure center or spa. Most of these amenities are operated by third parties pursuant to leases, licenses or similar agreements. Revenue from these operations is included in Consolidated Resort Operations Revenue in our consolidated statements of operations, together with revenues from services that we provide for our properties located in St. Maarten which are traditionally administered by an HOA (which have historically constituted a majority of such revenue). For a further discussion of our Consolidated Resort Operations Revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Revenue and Expense Items—Consolidated Resort Operations Revenue."
Affiliated resorts are resorts with which we have contractual arrangements to use a certain number of vacation intervals or units either in exchange for our providing similar usage of intervals or units at our managed resorts or for a maintenance or rental fee. These resorts are made available to members of THE Club through affiliation agreements. In the vast majority of cases, our affiliated resorts provide us with access to their vacation intervals or units in exchange for our providing similar usage of intervals or units at our managed resorts, and no fees are paid by us in connection with these exchanges. However, in a very limited number of circumstances, we receive access to vacation intervals or units at our affiliated resorts through two other types of arrangements. In the first of these types of arrangements, we pay an upfront fee to an affiliated resort for access to a specified number of vacation intervals or units, and we incorporate this upfront fee into our calculation for annual dues to be paid by members of THE Club. In the second of these types of arrangements, a holder of our points or intervals who desires to stay at an affiliated resort for a particular time period deposits points with us and, in exchange, we pay our affiliated resort the funds required in order to allow such holder access to the desired unit for the desired time period.
We identify and select affiliated resorts based on a variety of factors, including location, amenities and preferences of our members. We have established standards of quality that we require each of our affiliates to meet, including with respect to the maintenance of their properties and level of guest services. In general, our affiliate agreements allow for termination by us upon 30 days’ notice to the affiliate, although some of our affiliate agreements cannot be terminated until a specified future date. Further, our affiliate agreements permit us to terminate our relationship with an affiliate if it fails to meet our standards. In any event, none of our affiliate agreements requires us to make any payments in connection with terminating the agreement. In addition to our affiliate agreements, we own, through one or more of the Collections, intervals at a few of our affiliated resorts.
Our network of resorts includes a wide variety of locations and geographic diversity, including beach, mountain, ski and major city locations, as well as locations near major theme parks and historical sites. The accommodations at these resorts are fully furnished and typically include kitchen and dining facilities, a living room and a combination of bedroom types including studios and one-, two- and three-bedroom units with multiple bathrooms. Resort amenities are appropriate for the type of resort and may include an indoor and/or outdoor swimming pool, hot tub, children's pool, fitness center, golf course, children's play area and/or tennis courts. Further, substantially all of our Diamond Resorts-branded resorts in Europe and some of our Diamond Resorts-branded resorts in North America include onsite food and beverage operations, the majority of which are operated by third-party vendors.
Purchasers of points acquire memberships in one of the seven Collections. Legal title to the real estate underlying the points is held by the trustees or the associations for the Collections and, accordingly, such purchasers do not have direct ownership interests in the underlying real estate. Other than unsold intervals which we maintain in inventory, various common areas and amenities at certain resorts and a small number of units in European resorts, we do not hold any legal title to the resort properties in our resort network.
The following is a list, by geographic location, of our branded and managed resorts, with a brief description and the number of units at each such branded and managed resort, together with a list of our affiliated resorts:
Branded and Managed Resorts
NORTH AMERICA AND THE CARIBBEAN

Resort	Location	Units

Rancho Manana Resort	Cave Creek, Arizona	38

Set in the high desert of Arizona, Rancho Manana Resort provides guests with breathtaking mountain views. The secluded retreat features spacious two bedroom accommodations, each with a gourmet kitchen, two full master suites and an elegant western decor. Guests can relax poolside or play golf at the adjacent championship Rancho Manana Golf Club. Nearby amenities include shops, restaurants, galleries, sporting activities and cultural events in Phoenix.

NORTH AMERICA AND THE CARIBBEAN

Resort	Location	Units
Kohl's Ranch Lodge	Payson, Arizona	66

Located on the banks of Tonto Creek in the largest Ponderosa Pine Forest in the world, Kohl's Ranch Lodge is historically famous for its western hospitality. Situated at the base of the Mogollon Rim in the area that author Zane Grey made famous with his popular adventures of the Old West, the friendly and casual atmosphere of Kohl's Ranch Lodge makes each stay an inviting experience where guests can enjoy a classic stay in Arizona's back country.

PVC at The Roundhouse	Pinetop, Arizona	20

Nestled in eastern Arizona’s White Mountains where Pinetop-Lakeside’s motto is “Celebrate the Seasons” and where guests can enjoy year-round adventures. The log-sided mountain homes at this resort feature fireplaces, jetted spas, large fully equipped kitchens, covered porches and private yards and are a perfect getaway for family cabin fun. After a day of outdoor play, guests can look forward to a relaxing master suite spa retreat.

Scottsdale Links Resort	Scottsdale, Arizona	218

This resort with one-, two- and three-bedroom accommodations is located between the TPC Desert Golf Course and the McDowell Mountains in Scottsdale, within easy reach of Phoenix. With a spa, fitness center, outdoor heated pool and spacious units, this resort is ideal for families making it a base for exploring the area.

Scottsdale Villa Mirage	Scottsdale, Arizona	154

Located 25 minutes from the Phoenix airport, this resort has a heated outdoor pool, children’s pool, whirlpools, tennis courts, playground, fitness center and games room to provide for guests and families of all ages.

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

Los Abrigados Resort and Spa	Sedona, Arizona	193

Nestled against the banks of the famous Oak Creek in Sedona, Arizona, and resting upon twenty-two acres filled with winding walkways, cascading fountains and shady nooks in the foothills of Arizona’s Red Rock Country, this resort is within walking distance to many restaurants, galleries, shops and hiking trails. From the scenic and quaint Oak Creek to the stunning red rock formations and new age energy of Sedona, Los Abrigados Resort and Spa provides a comfortable, quiet and relaxing selection of accommodation styles with easy access to many outdoor adventures and activities.

The Ridge on Sedona Golf Resort	Sedona, Arizona	174

Situated 15 minutes away from Sedona town center, The Ridge on Sedona Golf Resort is surrounded with five whirlpools and pools, a fitness center, games room and a clubhouse.

Sedona Summit	Sedona, Arizona	278

Sedona Summit is located four miles from Sedona town center, and within easy reach of Grand Canyon National Park. The resort is spread across 39 two-story buildings with six pools and whirlpools located throughout the complex.

Varsity Club of America — Tucson	Tucson, Arizona	60

This resort provides all-suite guest accommodations with convenient proximity to the University of Arizona and a number of golf courses, including a variety of luxurious municipal and championship style courses. Tucson affords travelers an oasis under the Sonoran Sun. Affectionately known as Old Pueblo, Tucson is built upon a deep Native American, Spanish, Mexican and Old West foundation and the Varsity Clubs of America-Tucson affords a relaxing getaway whether traveling for business, game day, family and friends, or just a little down time.

Marquis Villa Resort	Palm Springs, California	98

Located in the heart of Palm Springs with a spectacular mountain setting at the base of the beautiful San Jacinto Mountains, Marquis Villas Resort provides oversized accommodations with fully equipped kitchens and private patios or balconies.

NORTH AMERICA AND THE CARIBBEAN

Resort	Location	Units
Lake Tahoe Vacation Resort	South Lake Tahoe, California	181

Located on the edge of Lake Tahoe, America’s largest alpine lake and only a mile away from the Heavenly Mountain Resort base lodge, Lake Tahoe Vacation Resort is ideally placed for a winter skiing vacation as well as for summer activities such as hiking, horseback riding and water sports. The resort has both indoor and outdoor pools and hot tubs, fitness center and games room.

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

This resort is situated on beachfront of the world famous Daytona Beach. Close to the Speedway attractions, it provides one- and two-bedroom units, indoor and outdoor pools with slides and hot tubs, poolside bar, fitness center, volleyball courts and games room.

Grand Beach	Orlando, Florida	192

Located minutes from Florida’s Walt Disney World, SeaWorld and Universal Studios, this resort is located on the edge of Lake Bryan. All units contain three bedrooms, three bathrooms and fully-equipped kitchens, which provide spacious family accommodations, as well as an outdoor pool, whirlpool, children’s pool, playground, game room and fitness center.

Grande Villas	Orlando, Florida	251

This resort provides distinctive and perfectly situated accommodations for a family vacation. The Grande Villas include comfortable accommodations with private screened patios or balconies, fully equipped kitchens, two outdoor swimming pools, spa pools, children's pool, playground and mini golf. Nearby amenities include Walt Disney World, Universal Studios and SeaWorld.

Mystic Dunes Resort and Golf Club	Orlando, Florida	716

Built on one of the highest elevations in the area, Mystic Dunes Resort and Golf Club is nestled on over 600 acres of rolling hills, lush Florida nature preserves and beautiful tropical landscape. The vacation condo-sized villas, as well as a wide array of resort amenities and services make Mystic Dunes Resort and Golf Club one of the best family vacation and golf resorts in Orlando.

The Point at Poipu	Kauai, Hawaii	214
Located on the island of Kauai, this resort offers units with lush garden or ocean views across Shipwreck Beach to every suite. The resort has an outdoor beach entry pool as well as a children's pool, hot tub, fitness center, spa and sauna.

Ka’anapali Beach Club	Maui, Hawaii	412

The Ka’anapali Beach Club is located in a 12-story building on the beach front of Maui’s famous North Shore. The resort has a newly opened restaurant and pool bar and newly refurbished pools, as well as a fitness center, spa, sauna, hair salon and gift shop.

Varsity Club of America — South Bend	Mishawaka, Indiana	86

Located in Mishawaka, Indiana, this all-suite hotel offers unique and convenient accommodations in the heart of a college town. With its close proximity and easy access to the University of Notre Dame, the Varsity Club of America — South Bend provides comfortable guest suites, indoor and outdoor swimming pools, a spacious indoor billiards parlor and plenty of outdoor barbeque grills for game days and family fun. The South Bend/Mishawaka area boasts a variety of enriching and entertaining attractions from outdoor recreation and sports to museums, nightlife and shopping.

The Suites at Fall Creek	Branson, Missouri	214

This resort offers many units with lake views over Lake Taneycomo. Ten minutes away from Branson town center, the resort is ideally located to explore this destination, while providing a selection of amenities onsite, including a fitness center, basketball courts, boating, fishing, indoor and outdoor pools, hot tubs, mini golf, playground, shuffle board and tennis courts.

NORTH AMERICA AND THE CARIBBEAN

Resort	Location	Units
Cancun Resort	Las Vegas, Nevada	441

This is a Las Vegas, Nevada resort offering spacious and very comfortably appointed villas and penthouse suites, situated south of the heart pounding, non-stop excitement and glamour of the fabulous Las Vegas Strip. A towering Mayan Pyramid with a cascading waterfall, four enormous waterslides, a grand swimming pool and poolside cafe and a full range of spa services are just a few of the many amenities.

Desert Paradise Resort	Las Vegas, Nevada	141

This Las Vegas resort is tucked away from the Las Vegas Strip and provides a good base to explore the area. The resort offers units across two-story buildings, all with balconies or terraces. It also has two central pool areas equipped with hot tubs and children’s pools, as well as barbeque areas and a fitness center.

Polo Towers Suites	Las Vegas, Nevada	308

This resort is located in the heart of the Las Vegas Strip and shares facilities with Polo Towers Villas. The resort offers a new and comprehensive fitness center, and two outdoor pool areas including a roof top pool.

Polo Towers Villas	Las Vegas, Nevada	203

This resort shares facilities with Polo Towers Suites, including a new fitness center, outdoor pools and spa.

Villas de Santa Fe	Santa Fe, New Mexico	105

This resort is situated in Santa Fe, halfway between Taos and Albuquerque. The resort offers a base to explore the surrounding area, which is rich in culture, as well as providing a heated outdoor pool and hot tub, fitness center, game room and clubhouse.

Bent Creek Golf Village	Gatlinburg, Tennessee	47

A combination of one- and two- bedroom units and cabins situated amid a Gary Player golf course make up Bent Creek Golf Village. Located 11 miles away from the center of Gatlinburg and the Great Smoky Mountains National Park, this resort offers indoor and outdoor heated pools, fitness center, games room, and volleyball and basketball courts.

Cedar Breaks Lodge and Spa	Brian Head, Utah	159

This resort in Brian Head, Utah is a year round, family-oriented destination, located an easy three-hour drive from Las Vegas. With outdoor recreational activities for visitors of all ages and abilities, Brian Head activities include skiing and snowboarding during the winter and mountain biking, hiking, fishing and more in the warmer months. Amenities include two on-site restaurants serving classic American cuisine, as well as the Cedar Breaks Bar and Grill. Additional perks include snow ski check and storage and an on-site convenience store, as well as an indoor heated pool, sauna, steam room and hot tubs.

Greensprings Vacation Resort	Williamsburg, Virginia	147

Offering two- and four- bedroom units, this resort is ideally placed to explore the historical town of Colonial Williamsburg as well as the area's theme parks. The resort is equipped with indoor and outdoor pools, hot tubs, a fitness center, playgrounds, sauna and tennis, volleyball and basketball courts.

The Historic Powhatan Resort	Williamsburg, Virginia	443

Amid 256 acres of woodland and located a short drive to Colonial Williamsburg and the area’s theme parks, this resort offers one-, two- and three-bedroom accommodations. Amenities include indoor and outdoor pools and hot tubs, two restaurants open for breakfast, lunch and dinner and a gift shop.

Cabo Azul Resort	Baja California, Mexico	140

Gleaming white-sand beaches and the unsurpassed allure of the Sea of Cortez make the Cabo Azul Resort and Spa a terrific destination. With a truly fresh look and feel, this resort is a true masterpiece on 12 oceanfront acres in San Jose del Cabo. This resort features a tri-level infinity-edge swimming pool, swim-up bars and an on-site Mexican cuisine restaurant. Additional amenities include a full service spa, a state of the art fitness center and a stunning five-story, open air wedding chapel.

Sea of Cortez Beach Club	Sonora, Mexico	30

The Sea of Cortez, with its laid back seaside havens dotted along the coast, provides a soothing escape in any season. Oceanfront, the Sea of Cortez Beach Club offers luxurious suites with private patios or balconies. Water sport excitement abounds with spectacular diving and snorkeling adventures, calm open sea kayaking, deep sea fishing or taking it slow with a relaxing poolside escape, whale and dolphin sightings or long and lazy beach strolls.

NORTH AMERICA AND THE CARIBBEAN

Resort	Location	Units
Royal Palm Beach Resort	Cole Bay, St. Maarten	140

Located on the Dutch side of the island, all of the one-, two- and three-bedroom units at this resort face the beach and have balconies or terraces. Facilities at the resort include a restaurant, swimming pool and poolside bar, gymnasium and beauty salon.

Flamingo Beach Resort	Simpson Bay, St. Maarten	208

Located on the Dutch side of St. Maarten, this resort is situated on a private beachfront with studios and one-bedroom units. The resort offers a restaurant and snack bar, as well as an outdoor pool and tennis courts.

North America and the Caribbean Subtotal		6,281

EUROPE

Resort	Location	Units
The Alpine Club	Schladming, Austria	68

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

Anderton Marina is based on the Trent and Mersey canals and has three boats available. From this location, routes include a journey to the old city of Chester as well as Middlewich.

Gayton Marina *	Cheshire, England	3

Four- and six-berth canal boats are available to navigate through Warwick to Warwick Castle or the university city of Chester. Whichever route is taken, these boats provide the easiest access to the rolling English countryside in the midlands.

Woodford Bridge Country Club	Devon, England	103

Originally an old coaching inn from the 15th century, the majority of this resort's units have either a terrace or balcony. With a heated indoor pool and whirlpool and a restaurant and bar onsite, this resort offers a base to explore the Devonshire countryside. Dartmoor and Exmoor National Parks, which are short drives away, along with the well-known Eden Project.

Blackwater Meadow Marina *	Ellesmere, England	2

This marina is located in Shropshire in the heart of the English countryside and has one four-berth and one six-berth canal boat based there. Numerous itineraries include visits to Wales, Chirk Castle, and navigating across Chirk Viaduct standing over 70 feet above the ground.

Broome Park Golf and Country Club	Kent, England	14

The resort is located on the grounds of a Grade I-listed manor house in the county of Kent and is 15 minutes from the historic city of Canterbury, famous for its cathedral and historic buildings. This resort offers an 18-hole golf course onsite, as well as a restaurant and bar in the mansion house. Other resort amenities include a newly constructed gymnasium, indoor pool, solarium, sauna and squash courts, as well as tennis courts and croquet. The resort is 10 minutes away from the coast and the Cliffs of Dover and provides easy access to the Eurostar train.

Pine Lake Resort	Lancashire, England	125

Based on the edge of the Lake District and the Lune Valley, this resort is surrounded by superb English countryside and based around a lake. The resort is made up of Scandinavian style two-bedroom lodges and a selection of studio apartments with a central reception building that includes the restaurant, bar, entertainment and meeting rooms, with a separate indoor heated pool and whirlpool.

EUROPE

Resort	Location	Units
Thurnham Hall	Lancaster, England	50

With accommodation choices located either in the 12th century mansion house or in buildings within the 30 acre grounds, this resort is offers a large indoor swimming pool and state of the art fitness center. The restaurant is located in the old mansion house along with a member’s lounge and a restored chapel house providing huge fireplaces and original exposed stone walls.

Thurnham Hall Tarnbrook	Lancaster, England	10

This building is located within the grounds of Thurnham Hall and shares the amenities there. It is a newly built building with spacious two-bedroom apartments.

Cromer Country Club	Norfolk, England	74

All the units in this resort have balconies or terraces that provide views over the gardens and woodlands. This resort is less than one mile from the sea and marina in Cromer, and includes an indoor heated pool and whirlpool, a gymnasium, spa, sauna, steam room, badminton courts and a game room.

Wychnor Park Country Club	Staffordshire, England	44

This resort is situated within the 55 acre estate of Wychnor Park which dates from the time of Queen Anne in the 17th century. The main mansion house is a Grade II-listed building and houses some of the units that are available, most of which have a terrace or balcony. The resort has a restaurant and member lounge bar, as well as a heated indoor pool, sauna, solarium and spa.

Worcester Marina *	Worcester, England	2

Based at the southern end of the Worcester Birmingham canal, two four- and six-berth canal boats are available for itineraries that include Worcester Cathedral, the Royal Worcester Porcelain factory and the home of Shakespeare: Stratford-upon-Avon.

Le Manoir des Deux Amants	Connelles, France	35

Set amid the stunning landscaped parkland in the heart of the Normandy countryside, the resort is one and a half hours from Paris and 100 kilometers from Le Havre. The resort offers units situated on the banks of the famous River Seine and includes an onsite restaurant, a leisure center and an indoor swimming pool.

Le Résidence Normande	Connelles, France	14

This resort is situated next to Le Manoir des Deux Amants and shares its facilities.

Le Club Mougins	Mougins, France	55

Located 10 minutes from the beautiful beaches of Cannes and a half hour from Nice on the French Riviera, this resort has a restaurant and bar and lounge onsite, as well as an outdoor pool, gymnasium and sauna.

Royal Regency	Paris, France	48

Located 20 minutes from the center of Paris on the Metro Line, this resort is ideally suited to exploring this beautiful European city.

Grand Leoniki Resort**	Crete, Greece	40

Grand Leoniki, is a sister resort to Leoniki Residence Resort, and is situated across the road from the beach at Rethymnon on the highly demanded island of Crete. Guests enjoy the exclusive use of the squash court, gymnasium, indoor and outdoor pools and jacuzzi as well as being able to use the health club and saunas. The resort also has an onsite Greek restaurant.

Leoniki Residence Resort**	Crete, Greece	99

This resort is a sister resort to Grand Leoniki Resort, and is located a short walk away from the beach at Rethymnon. It has the same two impressive outdoor swimming pools, a poolside bar and fitness facilities, as well as a full service traditional Greek onsite restaurant.

EUROPE

Resort	Location	Units
Village Heights Golf Resort**	Crete, Greece	199

Village Heights Resort overlooks Hersonissos on the north eastern coastline of Crete. The accommodations are built in traditional "Greek Village" style and set in beautifully landscaped gardens, and command breathtaking views of the coast, Hersonissos and its pretty harbor. The resort boasts three swimming pool areas, including a superb infinity style pool as well as a full service on site spa/health Club, with sauna and jacuzzis, gymnasium and aerobics, and massage therapy and its own indoor hydrotherapy pool. In addition, Village Heights has two restaurants - one a-la-carte- and pool bar/restaurants for informal lunches and snacks and an onsite gift shop. There is also an 18 hole PGA designed golf course right next door.

The Village Holiday Club**	Crete, Greece	32

Located in the charming village of Koutouloufari, the Village Holiday Club has an authentic Greek Village atmosphere and is within easy walking distance of the local restaurants, shops and bars. Built into a hill, the resort offers an exclusive pool with bar amenities, and many accommodations have large balconies offering a panoramic view of the lush gardens and views over the Bay of Hersonissos.

Sun Beach Holiday Club**	Rhodes, Greece	66

Located in Ialyssos, on the Greek island of Rhodes, this is a seafront resort that is well equipped with gymnasium, tennis courts, water polo, swimming, windsurfing and volleyball. There are two restaurants to choose from or alternatively a short distance away is Rhodes Town, where a variety of evening entertainment and dining experiences can be found. This is also a very historic island - Rhodes Old Town is a designated Unesco World Heritage site that boasts the Palace of the Grand Masters - a fabulous medieval castle complete with its medieval walls.

East Clare Golf Village	Bodyke, Ireland	51

This recently-constructed resort with two bedroom units is located next to East Clare Golf course in County Clare, Ireland, approximately one hour outside of Shannon. The resort provides a great base to explore the neighboring countryside and tourist attractions of Bunnratty Castle and the Cliffs of Moher.

Dangan Lodge Cottages	Ennis, Ireland	6

Converted from an original farmhouse and associated farm buildings, this small resort provides unusual, but traditional, Irish accommodations with exposed stone walls, solid fuel stoves and inglenook fireplaces.

Fisherman’s Lodge	Scarriff, Ireland	6

Located on the edge of the shores of Lough Derg in County Clare, the largest lake in Ireland, this resort is made up of split level open plan studio units with spiral staircases to the upper floor.

Palazzo Catalani	Soriano, Italy	19

This resort is a hideaway in the Italian countryside. Located in the medieval village of Soriano nel Cimino, this 17th century building perched on the top of a hill was once the mansion of a nobleman. The onsite restaurant specializes in Italian cuisine and features a bar and lounge.

Diamond Suites on Malta	St. Julians, Malta	46

Located within the luxury five-star InterContinental Malta Hotel, most of the rooms at this resort come with balconies or terraces. The resort is situated in St. Georges Bay in St. Julians and is less than five miles from the capital of Valletta.

Vilar Do Golf	Loulé, Portugal	61

Located on the southern coast of Portugal, this resort offers one- and two-bedroom units situated around a golf course all with balconies or terraces. Located two kilometers from the beach in the Algarve, the resort amenities include indoor and outdoor pools, gymnasium, sauna, badminton, basketball, volleyball, game room and an onsite restaurant as well as a poolside bar and grill.

The Kenmore Club	Perthshire, Scotland	58

With cottage style units located on the shores of Loch Tay, this is a special resort at the heart of the Scottish highlands, with easy access to explore the local whisky distilleries. The resort is located a 90-minute drive from Dundee and less than two hours from the historic city of Edinburgh.

Los Amigos Beach Club	Costa del Sol, Spain	141

This resort is situated 300 meters from the beach. It is a short drive to the beautiful cities of Malaga, Marbella, Granada and Seville. Amenities include two outdoor and one indoor swimming pools, tennis courts, mini-golf, two restaurants onsite and a supermarket.

EUROPE

Resort	Location	Units
Royal Oasis Club at Benal Beach	Costa del Sol, Spain	40

Built around one of the largest privately-owned outdoor swimming pool complexes in Europe, this resort is located 200 meters from the beach. In addition, the resort has an indoor swimming pool, fitness center and sauna.

Royal Oasis Club at Pueblo Quinta	Costa del Sol, Spain	52

This resort is situated in lush gardens and contrasts with the hotel blocks of the Costa del Sol. This resort offers one- and two-bedroom units, many of which have balconies or terraces. This resort also offers a central outdoor pool, indoor pool, gymnasium and onsite restaurant.

Sahara Sunset	Costa del Sol, Spain	150

Styled with Moorish architecture, this resort offers units with a balcony or terrace. With a feature landscaped pool, this resort also features an additional outdoor pool, an indoor pool, an onsite restaurant, and newly constructed gym, sauna, spa and steam room.

Cala Blanca	Gran Canaria, Spain	93

Situated on Gran Canaria in the Canary Islands this resort provides one- and two-bedroom units. Built on a beautiful hillside, every room has a sea view and a sunny balcony or terrace. The resort is located 10 minutes away from Puerto de Mogan (known as Canarian Little Venice) and includes an outdoor pool and pool bar and grill, as well as an onsite restaurant.

Club del Carmen	Lanzarote, Spain	66

Located on Puerto del Carmen, this resort is perfectly situated two minutes from the beaches of Playa Grande and Playa Chica. This resort offers an outdoor pool and poolside bar, extensive sun terraces and rooftop deck and onsite restaurant.

Jardines del Sol	Lanzarote, Spain	53

Situated on the southern tip of Lanzarote near Playa Blanca, this resort has been built in the style of a Spanish pueblo blanco or white village. Offering two-bedroom bungalows, this resort also provides an onsite restaurant and outdoor pool.

Garden Lago	Majorca, Spain	82

Situated at the north of the island of Majorca, this resort offers accommodation choices in two- and three-bedroom units. It is located one kilometer from the beach and includes an outdoor pool and whirlpool, gymnasium and sauna and, onsite restaurant as well as many amenities nearby.

White Sands Beach Club	Menorca, Spain	77

This resort is situated on a beachfront built up into the hillside situated on the island of Menorca. With a central infinity edge pool and convenient snack bar restaurant onsite, this destination is a relaxing place to vacation and is available 44 weeks of the year, but is closed during the winter season.

White Sands Country Club	Menorca, Spain	40

Built in a traditional Spanish style, all the units in this resort come with balconies or terraces, many of which surround a central pool area. This resort is available 42 weeks of the year, but is closed during the winter season.

Royal Sunset Beach Club	Tenerife, Spain	126

Located conveniently close to Playa de las Americas abundant shops, restaurants and nightlife, this resort has a range of facilities situated in sub-tropical gardens and a beautifully landscaped outdoor pool. This resort has a private clubhouse with a bar, lounge, restaurant, gymnasium, squash courts and sauna.

Royal Tenerife Country Club	Tenerife, Spain	77

Set amid the greens of the challenging Golf del Sur course, with a focal point of a central landscaped swimming pool and the beach six kilometers away, the resort includes one- and two-bedroom units, tennis courts, a gymnasium, restaurant and supermarket.

Santa Barbara Golf and Ocean Club	Tenerife, Spain	279

This resort exhibits Moorish inspired architecture and most of the units have a sea view. The resort amenities include a central pool and whirlpool, two onsite restaurants, a poolside bar and grill, gymnasium, sauna, spa and solarium.

Sunset Bay Club	Tenerife, Spain	206

This village-style resort is situated at Torviscas on the outskirts of Playa de las Americas, and is a 10 minute walk from the beach. It has two outdoor pools and a children’s pool, and there are several local shops and restaurants on the property.

EUROPE

Resort	Location	Units
Sunset Harbour Club	Tenerife, Spain	124

This resort has been built in the traditional style of an Andalusian pueblo blanco or white village. Situated on the outskirts of Playa de las Americas, this resort is located near nightlife and many local restaurants and bars. The resort's units include studios and one- and two-bedroom accommodation choices.

Sunset View Club	Tenerife, Spain	52

With panoramic views of the ocean and a backdrop of the snow capped Mount Teide volcano, this resort offers one-and two-bedroom units with easy access to the golf courses of the Golf del Sur and numerous local shops and restaurants.

Europe Subtotal		2,993

Total number of units at Branded and Managed Resorts		9,274

*    Denotes canal boat marinas; number of units denotes number of boats managed.
**    Denotes resorts that are managed but not yet released to THE Club members to book reservations.

Affiliated Resorts, Hotels and Cruise Itineraries
The following is a list by geographic location of our affiliated resorts, which we do not manage and which do not carry our brand, but are a part of our resort network:
NORTH AMERICA

Resort	Location
London Bridge Resort	Lake Havasu City, Arizona
The Roundhouse Resort	Pinetop, Arizona
Scottsdale Camelback	Scottsdale, Arizona
Sedona Springs Resort	Sedona, Arizona
Villas at Poco Diablo	Sedona, Arizona
Villas of Sedona	Sedona, Arizona
Grand Pacific Resorts - Mountain Retreat	Arnold, California
San Luis Bay Inn	Avila Beach, California
Riviera Shores Resort	Capistrano Beach, California
Riviera Beach and Spa Resort	Capistrano Beach, California
Grand Pacific at Carlsbad Seapointe Resort	Carlsbad, California
Grand Pacific at Carlsbad Inn Beach Resort	Carlsbad, California
RVC’s Cimarron Golf Resort	Cathedral City, California
Grand Pacific at Coronado Beach Resort	Coronado, California
Grand Pacific at RiverPointe Napa Valley	Napa, California
Grand Pacific at Red Wolf Lodge	Olympic Valley, California
Grand Pacific Palisades Resort and Hotel	Palisades, California
Desert Isle of Palm Springs	Palm Springs, California
Oasis Resort	Palm Springs, California
Palm Canyon Resort	Palm Springs, California
Riviera Oaks Resort and Racquet Club	Ramona, California
Lodge at Lake Tahoe	South Lake Tahoe, California
Tahoe Beach and Ski Club	South Lake Tahoe, California
Tahoe Seasons Resort	South Lake Tahoe, California
GeoHolidays Heights at Lac Morency	St Hippolyte, Quebec, Canada

NORTH AMERICA

Resort	Location
Clock Tower	Whistler, British Columbia, Canada
RVC at Whiski Jack	Whistler, British Columbia, Canada
The Village at Steamboat Springs	Steamboat Springs, Colorado
Coconut Mallory Resort and Marina	Key West, Florida
Polynesian Isles	Kissimmee, Florida
Westgate at South Beach	Miami Beach, Florida
Coconut Palms Beach Resort	New Smyrna Beach, Florida
Ocean Beach Club	New Smyrna Beach, Florida
Ocean Sands Beach Club	New Smyrna Beach, Florida
Sea Villas	New Smyrna Beach, Florida
Cypress Pointe Resort	Orlando, Florida
Sea Mountain	Big Island, Hawaii
Sea Village	Big Island, Hawaii
Grand Pacific at Alii Kai Resort	Kauai, Hawaii
Kapaa Shore	Kauai, Hawaii
Pono Kai	Kauai, Hawaii
RVC at Kona Reef	Kona, Hawaii
Fairway Villa	Maui, Hawaii
Ka'anapali Shores	Maui, Hawaii
Papakea Resort	Maui, Hawaii
Valley Isle	Maui, Hawaii
Royal Kuhio	Oahu, Hawaii
Elkhorn Resort	Ketchum, Idaho
Great Wolf Lodge Kansas City	Kansas City, Kansas
Frenchmen Orleans Resort***	New Orleans, Louisiana
Coconut Malorie	Ocean City, Maryland
Edgewater Beach Resort	Dennis Port, Massachusetts
Beachside Village Resort	Falmouth, Massachusetts
Rangeley Lake Resort	Rangeley, Massachusetts
Cove at Yarmouth	Yarmouth, Massachusetts
Great Wolf Lodge Traverse City	Traverse City, Michigan
The Carriage House	Las Vegas, Nevada
Kingsbury of Tahoe	Stateline, Nevada
The Ridge Pointe	Stateline, Nevada
Village of Loon Mountain	Lincoln, New Hampshire
The Valley Inn at Waterville Valley	Waterville Valley, New Hampshire
Peppertree Atlantic Beach	Atlantic Beach, North Carolina
Blue Ridge Village	Banner Elk, North Carolina
Great Wolf Lodge Charlotte-Concord	Concord, North Carolina
Great Wolf Lodge Cincinnati-Mason	Mason, Ohio
Great Wolf Lodge Sandusky	Sandusky, Ohio
Embarcadero	Newport, Oregon
The Pines at Sunriver	Sunriver, Oregon
Great Wolf Lodge Pocono Mountains	Poconos Mountains, Pennsylvania
Church Street Inn***	Charleston, South Carolina
Island Links Resort	Hilton Head Island, South Carolina
Main Street Inn and Spa	Hilton Head Island, South Carolina
Royal Dunes	Hilton Head Island, South Carolina

NORTH AMERICA

Resort	Location
Ellington at Wachesaw Plantation	Murrells Inlet, South Carolina
Dunes Village Resort	Myrtle Beach, South Carolina
Peppertree Ocean Club	Myrtle Beach, South Carolina
Gatlinburg Town Square	Gatlinburg, Tennessee
Gatlinburg Town Village	Gatlinburg, Tennessee
Mountain Meadows	Pigeon Forge, Tennessee
Great Wolf Lodge Grapevine	Grapevine, Texas
Villas on Lake at Lake Conroe	Montgomery, Texas
RVC’s The Miner’s Club	Park City, Utah
Great Wolf Lodge Williamsburg	Williamsburg, Virginia
RVC’s The Sandcastle, Birch Bay	Blaine, Washington
Great Wolf Lodge Grand Mound	Grand Mound, Washington
Blackbird Lodge	Leavenworth, Washington
VI at Homestead	Lynden, Washington
Point Brown	Ocean Shores, Washington
Great Wolf Lodge Wisconsin Dells	Wisconsin Dells, Wisconsin
Tamarack and Mirror Lake Resort	Wisconsin Dells, Wisconsin
Teton Club	Jackson, Wyoming

MEXICO, THE CARIBBEAN, CENTRAL AND SOUTH AMERICA
Resort	Location
Paradise Harbour Club***	Nassau, Bahamas
Grand Palladium Imbassai Resort and Spa	Nr Salvador, Bahia, Brazil
GeoHolidays at Pueblo Real	Quepos, Costa Rica
Lifestyle at Crown Residences	Puerto Plata, Dominican Republic
Lifestyle at Presidential Suites	Puerto Plata, Dominican Republic
Grand Palladium Punta Cana Resort and Spa	Punta Cana, Dominican Republic
Grand Palladium Jamaica Resort and Spa	Lucea, Jamaica
Cabo Villas Beach Resort	Cabo San Lucas, Mexico
El Dorado Royale	Cancun, Mexico
Hacienda Tres Rios Resort Spa and Nature Park	Cancun, Mexico
Laguna Suites Golf and Spa	Cancun, Mexico
Ocean Spa Hotel	Cancun, Mexico
RVC’s Club Regina Cancun	Cancun, Mexico
Sunset Lagoon Resort	Cancun, Mexico
Sunset Royal Resort	Cancun, Mexico
RVC’s Villa Vera Puerto Isla Mujeres	Isla Mujeres, Mexico
RVC’s Club Regina Los Cabos	San Jose del Cabo, Mexico
RVC’s Las Cupúlas Oaxaca	Oaxaca, Mexico
RVC’s Villa Vera Oaxaca	Oaxaca, Mexico
Grand Palladium Vallarta Resort and Spa	Puerto Vallarta, Mexico
RVC’s Club Regina Puerto Vallarta	Puerto Vallarta, Mexico
El Dorado Seaside Suites	Riviera, Mexico
Grand Palladium Kantenah Resort and Spa	Riviera Maya, Mexico
Grand Palladium Riviera Resort and Spa	Riviera Maya, Mexico
RVC’s Villa Vera Puerto Mio, Zihuatanejo	Zihuatenajo, Mexico
The Atrium Resort	Simpson Bay, St. Maarten

ASIA AND AUSTRALIA
Resort	Location
Beach House Seaside Resort	Coolangatta, Australia
Tamarind Sands	New South Wales, Australia
Vacation Village International Resort	Port Macquarie, Australia
Tiki Village International Resort	Surfer's Paradise, Australia
Bellbrae Country Club	Victoria, Australia
Mt Martha Valley Resort	Victoria, Australia
Royal Goan Beach Club at MonteRio	Bardez, India
Royal Goan Beach Club Royal Palms	Benaulin, India
Royal Goan Beach Club at Haathi Mahal	Salcette, India
Royal Bali Beach Club at Candidasa	Bali, Indonesia
Royal Bali Beach Club at Jimbaran Bay	Bali, Indonesia
Royal Bella Vista Country Club at Chiang Mai	Chiang Mai, Thailand
Absolute at Q Signature Samui Spa and Resort	Koh Samui, Thailand
Absolute Bangla Suites	Patong, Thailand
Absolute at Nirvana Place	Pattaya, Thailand
MTC at View Talay Holidays	Pattaya, Thailand
Absolute Nakalay Beach Resort	Phuket, Thailand
Absolute Sea Pearl Beach Resort	Phuket, Thailand
Royal Lighthouse Villas at Boat Lagoon	Phuket, Thailand

EUROPE AND AFRICA

Resort	Location
Holiday Club Schloesslhof	Axams, Austria
Holiday Club Siesta	Scarnitz-GieBenbach, Austria
MondiHoliday Hotel Bellevue	Bad Gastein, Austria
MondiHoliday Hotel Grundlsee	Grundlsee, Austria
Balkan Jewel	Razlog, Bulgaria
Burnside Park	Bowness-on-Windermere, England
Broome Park Mansion House	Kent, England
Stouts Hill	Uley, England
MondiHoliday Hotel Oberstaufen	Oberstaufen, Germany
Holiday Club Breitenbergerhof	Meran, Italy
MondiHoliday Hotel Tirolensis	Prissiano, Italy
Royal Reserve Safari and Beach Club	Nr Mombasa, Kenya
Gålå Fjellgrend	Gudbrandsdalen, Norway
Pestana Miramir	Madeira, Portugal
Pestana Alvor Park	Alvor, Portugal
Pestana Grand	Madeira, Portugal
Pestana Porches	Porches, Portugal
The Peninsula	Cape Town, South Africa
Breakers Resort	KwaZulu-Natal, South Africa
Champagne Sports Resorts	KwaZulu-Natal, South Africa
Avalon Springs	Montagu, Garden Route, South Africa
Jackalberry Ridge	Mpumalanga, South Africa
Wilderness Dunes	Wilderness, Garden Route, South Africa

HOTEL AFFILIATES
Resort	Location
Basingstoke Country Hotel	Basingstoke, England
Combe Grove Manor***	Bath, England
The Imperial Blackpool	Blackpool, England
The Old Ship Hotel	Brighton, England
The Lygon Arms***	Broadway, England
The Palace Hotel	Buxton, England
Cheltenham Park Hotel	Cheltenham, England
Redworth Hall Hotel	County Durham, England
Daventry Court Hotel	Daventry, England
The Majestic Hotel	Harrogate, England
Hinckley Island Hotel	Hinckley, England
The Oxford Hotel	Oxford, England
Shrigley Hall Hotel	Shrigley, England
Billesley Manor Hotel	Stratford, England
The Imperial Hotel Torquay	Torquay, England
Walton Hall***	Walton, England
Walton Hotel	Walton, England
The Carlton Hotel	Edinburgh, Scotland
Stirling Highland Hotel	Stirling, Scotland
The Marine Hotel***	Troon, Scotland
The Angel Hotel	Cardiff, Wales

CRUISES
Cruise	Location
Norwegian Cruise Lines Sailing 2013	Alaska
Norwegian Cruise Lines Sailing 2013	Baltic Capitals
Norwegian Cruise Lines Sailing 2013	The Caribbean
Norwegian Cruise Lines Sailing 2013	Mediterranean
*** Denotes a resort, hotel or cruise itinerary for which we have recently entered into an affiliation but has not yet been integrated into our network, and therefore is not currently available to our members.
Our Flexible Points-Based Vacation Ownership System and THE Club
Our Points-Based System. Our customers become members of our vacation ownership system by purchasing points, which act as an annual currency that is exchangeable for occupancy rights in accommodations at the branded and affiliated resorts in our network. In 2012, the average cost to purchase points equivalent to an annual one-week vacation at one of the resorts in our network was $20,915. Purchasers of points do not acquire a direct ownership interest in the resort properties in our network. Rather, our customers acquire a membership in one of the seven Collections. Legal title to the interests in our resort properties in a Collection is held by the trustee or the association for that Collection for the benefit of the members and, with respect to resorts in which interests are not wholly owned by a Collection, by unaffiliated third parties that also hold interests in the applicable resort.
The principal advantage of our points-based system is the flexibility it gives to members with respect to the use of their points versus the use of traditional intervals. With traditional intervals, an owner has the “fixed” use of a specific accommodation type for a one-week time period at a specific resort or has the “floating” use of a specific type of accommodation for a week to be selected for a particular season at that same resort. An owner may alter his or her vacation usage by exchanging the interval through an external VOI exchange program with which the resort is affiliated, such as Interval International or RCI, for which a fee is charged by the exchange company. Unlike interval owners, points holders can redeem their points for one or more vacation stays in any of the resorts included in our network (subject to membership type limitations, availability and having the number of points required in their account) without having to use an external exchange company and without having to pay any exchange transaction fees. Because points function as currency within our network, our members have flexibility to choose the location, season, duration and size of accommodation for their vacation based on their annual points allocations, limited only by the range of accommodations within our network and subject to availability. Our members may also “save” their points from prior years and “borrow” points from future years for additional flexibility with respect to reserving vacations at peak times, in larger accommodations or for longer periods of time.
We evaluate and allocate a points value for each of the resorts in our network. Points values are determined by unit type for each resort and are based on season, demand, location, amenities and facilities. Every year, we make a points directory available to our customers, which allows them to allocate their available points and select dates and locations for stays at resorts within our network, subject to certain rules and restrictions. For example, customers are subject to forfeiture of points if they cancel reservations within certain time periods prior to their scheduled arrival. Customers must also save unused points for use in the subsequent year within a specified deadline each year or else such points will no longer be valid for use. Unlike owners of traditional deeded intervals, owners of our points may book stays of varying durations at the resorts in our network and may purchase additional points to increase their vacation options within our network.
We maintain a dedicated call center for customers to make reservations and also offer a comprehensive online booking service which members can use to reserve stays at the resorts in our network, manage their purchased points and pay fees. We also manage an in-house concierge service for our top loyalty tier members, offering services 24/7 globally.
In January 2013, our European subsidiary introduced a new product (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product receive an allocation of points which represents an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of our European resort properties as well as use rights to any of the resort properties within our European Collection for a period of 15 years. At the end of the 15-year period, the unit will be sold and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include us. The current trustee of the European Collection also provides trust services relating to the European Term Product. The owners of the European Term Product pay annual maintenance fees at substantially the same rate as owners of points in our European Collection. The majority of VOI sales in Europe for the first quarter of 2013 have been in the European Term Product and a large majority of the sales of the European Term Product have been to existing owners of points in the European Collection.
THE Club. THE Club operates as an internal VOI exchange program that enables its members to use their points or points equivalent in the case of intervals at resorts within our resort network, subject to certain rules and restrictions. Membership in THE Club is currently mandatory for all new purchasers of points, except for certain persons who purchase their points in the states of California or Florida, for whom membership is optional, due to regulatory requirements. To date, only a minimal number of new purchasers of points in California and Florida have opted out of THE Club. Following the ILX Acquisition and the PMR Acquisition, we also offered the existing members of PVC and MGVC the option to opt out of membership in THE Club.
In addition to the internal exchange program, THE Club offers a global array of other member benefits, discounts, offers and promotions that allow members to exchange points for a wide variety of products and travel services, including airfare, cruises and excursions. Most members of THE Club, irrespective of ownership of points or intervals, have access to an external VOI exchange program for vacation stays at resorts outside of THE Club resort network if they desire, as the annual membership fee generally also includes annual membership in the Interval International external exchange program. In certain circumstances, we offer a limited version of THE Club for a lower fee for certain of our members. Exchanges through the Interval International external exchange program typically require payment of an additional exchange fee. Following the ILX Acquisition and the PMR Acquisition, we offered all members of PVC and MGVC the opportunity to purchase a limited membership in THE Club, which entitled them to use their points at a range of selected resorts in our system. Persons who took advantage of this purchase opportunity are included in our membership statistics for THE Club.
In addition to annual dues associated with THE Club, we have typically earned revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. We also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs. Expenses associated with our operation of THE Club include costs incurred for the third-party call center, annual membership fees paid to a third-party exchange company and administrative expenses.

Operation and Management of the Collections
Purchasers of points acquire interests in one of the seven Collections that hold the real estate underlying the VOIs that we sell. These VOIs represent beneficial right-to-use interests in a trust or similar arrangement. We have entered into a trust agreement with each trustee, which holds legal title to the deeded fee simple real estate interests or, in some cases, leasehold real estate interests, for the benefit of the respective Collection's association members in accordance with the applicable agreements. The trust agreements establish points as the currency to be used by members for the use and occupancy of accommodations held by the trust. We use the same trustee for each of the U.S., California and Hawaii Collections. The trustee is an institution independent of us and has trust powers. Parallel trust agreements for the resorts in Europe are in place with another independent trustee. For PVC and MGVC, there is no separate trustee. The trusts generally have members’ associations, which are organizations of persons who own membership points in the applicable Collection, that are managed by a board of directors. The associations act as agents for all of the members in collecting assessments and paying taxes, utility costs and other costs incurred by the trust on behalf of members. Generally, the term of each trust, except the European trusts, is perpetual and may only be terminated with a unanimous vote of the board of directors and approval by a significant majority of the voting power of members. The European trusts, including customer use rights, expire in approximately 40 years.
In accordance with the trust agreements, the boards of these trusts have entered into management agreements with us pursuant to which the board’s management powers are delegated to us. The management agreements generally have three-year terms and automatically renew for additional three-year terms unless terminated by the applicable members’ association. Through THE Club, members may use their points for accommodations at any of the 79 resorts that are within any of the seven Collections, at any of our 180 affiliated resorts and hotels or on four cruise itineraries. Members of a particular Collection have the ability to make reservations at resorts within that Collection before those resorts are open for bookings by members of other Collections.
Title to the VOIs included in our U.S. Collection, California Collection and Hawaii Collection has been transferred into the applicable trust in perpetuity. Title to the U.S. and Mexican VOIs included in PVC and MGVC is vested in the applicable Collection association for the benefit of its members. For each of the Collections, pursuant to the applicable trust and related agreements, we have the right to hold as inventory for sale a significant number of unsold points in the Collections. Further, in North America, we hold title (via subsidiary resort developer entities) to certain intervals which have not yet been transferred to a Collection. When these intervals are transferred to a Collection, we will receive an allocation of points. The majority of the common areas for resorts located in North America are owned by the related HOA. At certain locations, we own commercial space which we utilize for sales centers as well as other guest services, such as a gift shop, mini-market or a food and beverage facility. The amount of such commercial space represents an insignificant portion of our total facilities and no such space is used for any significant retail or commercial operations.
Legal title to substantially all of our managed resorts in our European Collection is generally held in one or more land-holding trusts which have an independent trustee for our benefit and the benefit of our interval owners, as applicable. A substantial portion of our beneficial interest in these resorts is held by the trusts for the benefit of the European Collection points owners. The trusts hold title in various ways, including as owner of a freehold interest, as the tenant under long term leases and through other contractual arrangements at various resorts. For the most part, the leases and other contractual arrangements, as well as the use rights of our interval owners, have terms that expire beginning in 2054, at which point we generally regain full use and ownership of the underlying resorts. In addition, we hold leasehold interests in five of our Diamond Resorts-branded European resorts. We lease units for the exclusive use of the European Collection at two of these resorts under long-term leases expiring in 2054 and 2055. Additionally, THE Club leases three other resorts in Europe for its own use under an arrangement that expires in 2018, with two five-year renewal periods at our option. The European Collection has a Board of Directors elected by a majority vote of the members of the European Collection. The Board of Directors of the European Collection is responsible for endorsing the pro rata allocation of the individual resort budgets that have been approved by their respective governing bodies. Legal title to all of the resorts included in the Mediterranean Collection (which were acquired in connection with the Aegean Blue Acquisition) is vested with third party owners and is leased under long-term lease agreements to us. These long-term leases have termination dates substantially contemporaneous with the termination of the use rights of the members of the Mediterranean Collection.
Each Collection member is required to pay to the respective Collection a share of the overall cost of that Collection's operations, which includes that Collection's share of the costs of maintaining and operating the component resort units within that Collection. A specific resort property may have units that are included in more than one Collection, or have a combination of units owned by a Collection and by individual interval owners. To the extent that an entire resort property is not held completely within a specific Collection, each Collection pays only the portion of operating costs attributable to its interval ownership in that resort. Each Collection member's annual maintenance fee is composed of a base fee and a per point fee based on the number of points owned by the member. The annual maintenance fee is intended to cover all applicable operating costs of the resort properties and other services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources, information technology and funding of replacement and refurbishment reserves for the underlying resorts. The annual maintenance fee for a holder of points equivalent to one week at one of the resorts in our network generally ranges between $1,365 and $1,824 per year, with the average being $1,540. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of replacement and refurbishment reserves available. If the member does not pay annual maintenance fees or any assessment, the member's use rights may be suspended, and the Collection may enforce its lien and recover the member's points, subject to the rights of the member's lender, if any. Additionally, annual fees for THE Club are collected together with the member's annual maintenance fee.
Interval Ownership
In addition to points, we historically marketed and sold intervals. We generally discontinued selling intervals in October 2007. We believe that points offer our members greater choice and flexibility in planning their vacations as compared to intervals. From an operational perspective, our points-based structure enables us to efficiently manage our inventory and sales centers by selling points-based access to our global network from any sales location, rather than being limited to selling intervals at a specific resort. In addition, the recovery of points-based inventory from our members is easier than the recovery of interval-based products, which are typically governed by local real estate foreclosure laws that can significantly lengthen recovery periods and increase the cost of recovery.
An interval typically entitles the owner to use a fully-furnished vacation accommodation for a one-week period, generally during each year or in alternate years, usually in perpetuity. Typically, the owner holds either a fee simple ownership interest in a specific vacation accommodation or an undivided fee simple ownership interest in an entire resort. An interval owner has the right to stay only at the specific resort from which the interval owner has purchased the interval. However, many of our interval owners are also members of THE Club and thereby are entitled to stay at any resort in our network.
Each interval owner is required to pay an annual maintenance fee to the related HOA to cover the owner's share of the cost of maintaining the property. The annual maintenance fee is intended to cover the owner's share of all operating costs of the resort and other related services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources and information technology. In addition, the annual maintenance fee includes an amount for the funding of replacement and refurbishment reserves for the related resort to provide for future improvements when necessary. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of replacement and refurbishment reserves available. Annual maintenance fees for interval owners generally average between $700 and $1,500 per year for a one-week interval, with the average being $960. If the owner does not pay the annual maintenance fees or any assessment, the owner's use rights may be suspended, and the HOA may enforce its lien on the owner's intervals, subject to the rights of the owner's lender, if any. See “ Recovery of VOIs.” The amount of an interval owner's annual maintenance fees and assessments is determined on a pro rata basis consistent with such person's ownership interest in the resort. For purposes of this allocation, each of the Collections is assessed annual maintenance fees and assessments based on the intervals held by such Collection.
We have programs in place to encourage and facilitate owners of our intervals to convert their intervals to points and join THE Club. As of January 31, 2013, approximately 176,600 owner-families owned intervals but were not members of THE Club.

Relationship among Points Owners, THE Club, HOAs and Collections
The following diagram depicts the relationship among our points owners, THE Club, the HOAs and the Collections:

Points Owners
Maintenance Fees
Points Ownership
Affiliated Resorts
Access
THE Club
Access
Other Collections
Legacy Interval Owners
Collection
Management Services
Maintenance Fees
Interval Ownership
Maintenance Fees
Interval Ownership
Management Fees
THE Club Dues
Resorts in the Collection (HOAs)
Management Fees
Management Services
Diamond Resorts Corporation

Recovery of VOIs
In the ordinary course of our business, we recover VOIs from our members as a result of (i) failures by our members to pay their annual maintenance fee or any assessment, which failures may be due to, among other things, death or divorce or other life-cycle events or lifestyle changes and (ii) defaults on our members' consumer loans for the purchase of their VOIs. With respect to consumer loan defaults, we are able to exercise our rights as a secured lender to foreclose upon the VOI subject to our lien. From time to time, we also recover VOIs from members prior to default on their consumer loans, maintenance fees or assessments.
With respect to members who fail to pay their annual maintenance fee or any assessment, we have entered into inventory recovery agreements with substantially all of the HOAs for our managed resorts in North America, together with similar arrangements with all of the Collections and a majority of our European managed resorts. Each agreement provides that in the event that a member fails to pay these amounts, we have the option to enforce the rights of the HOA or Collection with respect to the subject VOI, which includes preventing members from using their points or intervals and, if the delinquency continues, recovering the property in the name of the HOA or Collection. Our rights to recover VOIs for failure to pay annual maintenance fees or assessments are subject to any prior security interest encumbering such VOI, including any interest we hold as a lender on a consumer loan. We are responsible for payment of certain fees, ranging from 65% to 100% of the annual maintenance fees relating to the defaulted intervals or points. Depending upon whether the VOI in default is intervals or points, recovery is effected through a foreclosure proceeding or by contract termination. The recovery of points is more efficient than the recovery of intervals, because the recovery of intervals is governed by local real estate foreclosure laws that significantly lengthen recovery periods and increase the cost of recovery.
Under the terms of our inventory recovery agreements, we are granted full use of the inventory recovered as a result of delinquent annual maintenance fees or assessments for rental and marketing purposes, and we are under no obligation to commence recovery proceedings. Generally, when we recover intervals, we pay from approximately one to three years worth of annual maintenance fees on such intervals. Upon recovery, the HOA or Collection transfers title to the VOI to us, and we are responsible for all annual maintenance fees and assessments thereafter. We have oral agreements with most of our European

HOAs that provide us similar rights with respect to recovering delinquent VOIs. After recovery, VOIs are returned to our inventory and become available for sale. Although we recover inventory in the form of intervals as well as points, all inventory recovered is sold in the form of points. Recovered intervals are transferred to one of the Collections and become part of our points-based system.
As of December 31, 2012, the approximate percentage of VOI owners in the U.S. that were delinquent on the payment of annual maintenance fees or assessments was 11.43% relating to 2012 dues, 7.97% relating to 2011 dues, 5.08% relating to 2010 dues and 3.57% relating to 2009 dues. Between January 2009 and December 2012, we have experienced a default rate on our financed sales ranging from 6.6% and 9.9% (as measured on a three month rolling average annualized). VOIs recovered through the default process are added to our existing inventory and resold at full retail value. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we consistently recovered in the ordinary course of our business approximately 3.0% to 4.0% of our outstanding VOIs in each of the past two years. Recovered VOI inventory may be sold by us in the form of points to new customers or existing members.
Competition
In our Hospitality and Management Services segment, our competition includes pure real estate and hospitality management companies, as well as the VOI companies that conduct hotel management operations, some of which are noted below. Our competitors may seek to compete against us based on the pricing terms of our current hospitality management contracts. Our competitors may also compete against us in our efforts to expand our fee-based income streams by pursuing new management contracts for resorts that are not currently part of our network.
In our Vacation Interest Sales and Financing business, we compete for prospects, sales leads and sales personnel from established, highly visible vacation ownership resort operators, as well as a fragmented array of smaller operators and owners. In marketing and selling VOIs, we compete against the vacation ownership divisions of several established hospitality companies. These companies include Bluegreen Corporation, Disney (Disney Vacation Club), Four Seasons Resorts and Hotels, Hilton (Hilton Grand Vacations), Marriott Vacations Worldwide Corporation (which operates the Marriott Vacation Club, the Ritz-Carlton Destination Club, the Ritz-Carlton Residences and the Grand Residence Club by Marriott), Starwood (Starwood Vacation Ownership) and Wyndham Worldwide (which operates Fairfield Resorts and Trendwest Resorts). In addition, in certain markets, we compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resort locations and thus compete with us in the future. We also compete with other vacation options such as cruises, as well as alternative lodging companies such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. We believe that the vacation ownership industry will continue to consolidate in the future. In our rental of VOIs, we compete not only with all of the foregoing companies, but also with traditional hospitality providers such as hotels and resorts. In our consumer financing business, we compete with numerous subsets of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These services permit purchasers to utilize a home equity line of credit, mortgage, credit card or other instrument to finance their purchase.
Governmental Regulation
Our marketing and sale of VOIs and other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. Federal legislation that is or may be applicable to the sale, marketing and financing of VOIs includes the Federal Trade Commission Act, the Fair Housing Act, the Americans with Disabilities Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980, the Bank Secrecy Act, the USA Patriot Act and the Civil Rights Acts of 1964, 1968 and 1991.
In addition, the majority of states and jurisdictions where the resorts in our network are located extensively regulate the creation and management of vacation ownership resorts, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and multi-site reservation systems. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of the interest the right to rescind a purchase contract during the specified rescission period provided by law. Rescission periods vary by jurisdiction in which we operate, but typically are five to 15 days from the date of sale.
The Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, our subsidiary that serves as the developer of the U.S. Collection is required to register pursuant to the Florida Vacation Plan and Timesharing Act. Such registrations, or any formal exemption determinations, for the Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Collections by the regulatory body, nor relieve us or our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Collections' compliance therewith.
Furthermore, most states have other laws that apply to our activities, including real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we subscribe to “do not call” ("DNC") lists for every state into which we make telemarketing calls, as well as the federal DNC list. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
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
A number of the U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that we are subject to and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at a resort was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs might cause owners of VOIs to default on their mortgages or cease making required HOA assessment payments. In addition, the HOA under these circumstances may pursue the resort developer to recover the cost of any corrective measures. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of the costs of improvements resulting from non-compliance with accessibility laws.
Prior to October 2008, a portion of our other sales in the U.S. were made through independent sales agents who provided services to us under independent contractor agreements. From October 2008 to April 2011, we sold VOIs in the U.S. solely through our employees, with the exception of two locations, where we conducted sales through a contractual relationship with a third-party operator. The contract with the third-party operator was terminated in April 2011, and we currently sell VOIs in the
U. S. solely through our employees.
In Europe, we currently sell VOIs through employees and independent distributors. In December 2008, we converted a large number of sales agents in Spain, the United Kingdom, Portugal and France from independent contractors to employees. We did not withhold payroll taxes from the amounts paid to such persons during the time they were independent contractors.
The marketing and sale of our points-based VOIs and our other operations in Europe are subject to national regulation and legislation. Directive 2008/122/EC of the European Parliament (the “Directive”) regulates vacation ownership activities within the European Union (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European Union no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has been or will shortly be implemented in all other member states, as well as in

Norway, which, although not a member of the European Union, is a member of the European Economic Area. The Directive (i) requires delivery of specified disclosure (some of which must be provided in a specified format); (ii) requires a “cooling off” rescission period of 14 calendar days; and (iii) prohibits any advance payments in all member states.
Prior to February 23, 2011, vacation ownership activities within the European community were governed by the European Timeshare Directive of 1994 (94/47/EC) (or the 1994 Directive).
Other United Kingdom laws which are applicable to us include the Consumer Credit Act 1974 as amended by the Consumer Credit Act 2006, the Consumer Credit (Disclosure of Information) Regulations 2010, the Consumer Credit (Agreements) Regulations 2010 (as amended), the Misrepresentation Act 1967, the Unfair Contract Terms Act 1977, the Unfair Terms in Consumer Contracts Regulations 1999 (as amended), the Consumer Protection from Unfair Trading Regulations 2008, the Data Protection Act 1998 and the Privacy and Electronic Communications (EC) Regulations 2003, the Equality Act 2010, the Employment Rights Act 1996, the Environmental Protection Act 1990, the Clean Air Act 1993, the Companies Act 2006 and the Trade Descriptions Act 1968. The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010 has an extra-territorial effect when United Kingdom residents purchase VOIs in accommodations located in other European Economic Area states. All of the countries in which we operate have consumer and other laws that regulate our activities in those countries.
We believe that we are in compliance with all applicable governmental regulations, except where non-compliance would not reasonably be expected to have a material adverse effect on us.
Seasonality
Historically, our fiscal quarter ended September 30 has produced the strongest operating results because this period coincides with the typical summer seasonality of the vacation ownership industry and the greater number of families vacationing. Our fiscal quarter ended March 31 has historically produced the weakest operating results primarily due to the effects of reduced leisure travel. Generally, a greater number of vacationers at the resorts in our network results in higher tour flow through our sales centers and increased VOI sales.
Insurance
We generally carry commercial general liability insurance. With respect to resort locations that we manage and for corporate offices, we and the HOAs carry manuscript all-risk property insurance policies with fire, flood, windstorm and earthquake coverage as well as additional coverage for business interruption arising from insured perils. Further, we carry pollution insurance on all Diamond Resorts-branded resort and administrative locations, which covers multiple perils, including exposure to Legionnaire's Disease. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort owners and operators. There are certain types of losses, such as losses arising from acts of war or terrorism, that are not generally insured because they are either uninsurable or not economically insurable.
Intellectual Property
We own and control a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights, including Diamond Resorts International®, THE Club®, Polo Towers & Design®, Relaxation . . . simplified®, Diamond Resorts®, DRIVENSM and The Meaning of Yes®, which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us. In addition, we have developed certain proprietary software applications that provide functionality to manage lead acquisition, marketing, tours, gifting, sales, contracts, member profiles, maintenance fee billing, property management, inventory management, yield management and reservations.
Environmental Matters
The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property, and the majority of the HOAs maintains insurance policies to insure against such costs and potential environmental liabilities. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.
Employees
As of December 31, 2012, we had approximately 5,600 full and part-time employees. Our employees are not represented by a labor union, with the exception of 149 employees in St. Maarten and 278 employees in Hawaii. Certain of our employees in Europe are also represented by unions. We are not aware of any union organizational efforts with respect to our employees at any other locations.
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
In 2006, Sunterra Corporation's common stock was delisted from The NASDAQ Stock Market as a result of, among other things, the resignation of Sunterra Corporation's auditors and the withdrawal of their certification of Sunterra Corporation's financial statements. In addition, Sunterra Corporation became subject to an SEC civil investigation and was named as defendant in two securities class action lawsuits. The SEC investigation was concluded without further action, and both lawsuits were settled.
In April 2007, DRP, through a wholly-owned subsidiary, acquired Sunterra Corporation by merger. Sunterra Corporation's existing equity was canceled and it became a wholly-owned indirect subsidiary of DRP. The Diamond management team assumed leadership of the Company in connection with the merger. In addition, Sunterra Corporation changed its name to DRC.

Implications of Being an Emerging Growth Company
As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). As an “emerging growth company,” we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These exceptions include:

•	reduced disclosure about our executive compensation arrangements and no requirement to include a compensation discussion and analysis; and

•
an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (from which requirement we are currently otherwise exempt).

We intend to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”

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

Our substantial level of indebtedness could adversely affect us, and we may incur additional indebtedness in the future.
As of December 31, 2012, we had total principal indebtedness of $827.1 million (excluding original issue discounts, payments in transit and 10% participation interest), which includes $425.0 million of the outstanding balance under the Senior

Secured Notes due 2018 ("Senior Secured Notes"), $398.8 million of non-recourse indebtedness in securitization notes and borrowings of our subsidiaries and $3.2 million of other recourse indebtedness.

Our substantial indebtedness has important consequences, including the following:

•
our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business and limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•
our level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt covenants could result in an event of default under the agreements governing such indebtedness;

•
our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets; and

•	our level of indebtedness could place us at a competitive disadvantage to competitors that may have proportionately less debt.
Our ability to make scheduled payments or to refinance our debt obligations depends on our future financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. In addition, each of our subsidiaries is a distinct legal entity and, under certain circumstances, may be subject to legal and contractual restrictions that could complicate or impede our ability to obtain cash from our subsidiaries. As a result, we may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the Senior Secured Notes and our other indebtedness. If we are unable to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Furthermore, despite our current level of indebtedness, we may incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the Senior Secured Notes (the “Notes Indenture”) place restrictions on, but do not prohibit, us from doing so. In addition, the Notes Indenture allows us to issue additional notes or incur other indebtedness under certain circumstances which will also be guaranteed by the guarantors and will share in the collateral that will secure the Senior Secured Notes and guarantees. The Notes Indenture also allows our foreign subsidiaries and our special purpose vehicles to incur additional debt, which would be structurally senior to the Senior Secured Notes. The indebtedness of our special purpose vehicles is, and is expected to continue to be, substantial. In addition, the Notes Indenture does not prevent us from incurring other liabilities that do not constitute “Indebtedness,” as such term is defined in the Notes Indenture. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
We are a holding company, and all of our tangible assets, VOIs and consumer loans are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of the Notes Indenture limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other distributions to us, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.
The Notes Indenture and the agreements governing other debt obligations contain, and the agreements that govern our future indebtedness may contain covenants that restrict our ability and the ability of our subsidiaries to:

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
We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our Senior Secured Notes less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We have in this annual report taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. As a result, investors may not have access to certain information they may deem important. We cannot predict if investors will find our Senior Secured Notes less attractive because we may rely on these exemptions. If some investors find our Senior Secured Notes less attractive as a result, there may be a less active trading market for our Senior Secured Notes. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest to occur of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”

We have incurred net losses in the past and may not experience positive net income in the future.
We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2012, our accumulated deficit was $237.4 million. Excluding a non-recurring gain on bargain purchase from business combination of $20.6 million, $14.3 million and zero for the years ended December 31, 2012, 2011 and 2010, our net losses for such periods were $7.0 million, $4.0 million and $19.2 million, respectively. Any failure by us to obtain or sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
We derive a substantial portion of our revenue through contracts with HOAs to manage resort properties and with the Collections. The expiration, termination or renegotiation of these management contracts could adversely affect our business and results of operations.
We are party to management contracts relating to 79 properties and the seven Collections, under which we receive fees for providing management services. During the years ended December 31, 2012, 2011 and 2010, we earned management fees under these contracts of $68.3 million, $57.0 million and $48.1 million, respectively, representing approximately 13.0%, 14.6% and 13.0% of our total consolidated revenue for such periods, respectively, and our hospitality and management services business accounts for a significantly greater percentage of our Adjusted EBITDA than of our total consolidated revenue. Each of the Diamond Resorts-branded resorts, other than certain resorts in our European Collection, is typically operated through an HOA, and each of the Collections is typically operated through a Collection association. Each of the HOAs and Collection associations is administered by a board of directors. The boards of directors of the HOAs and Collection associations are responsible for authorizing these management contracts, and negotiate and enforce the terms of these agreements as fiduciaries of their respective resort properties and Collections. Furthermore, some state regulations impose limitations on the amount of fees that we may charge the HOAs and Collections for our hospitality management services and the terms of our management contracts. Our management contracts generally have three to five year terms and are automatically renewable, but provide for early termination rights in certain circumstances. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. In addition, our growth strategy contemplates leveraging these existing management contracts to add services provided to our members under our management contracts and increase the management fees to cover those new services. There are no guarantees that this strategy will be successful. We believe there are limits to how much we can increase management fees before the HOAs and Collections are unwilling or unable to pay such increased fees, and, if such fees are perceived as being too high by prospective customers, our VOI sales may be adversely affected.
Our growth strategy also contemplates our acquisition of, and entry into, new management contracts. We face significant competition to secure new contracts and may be unsuccessful in doing so on favorable terms, if at all.
Unfavorable general economic conditions have adversely affected our business and potential deterioration in conditions in the U.S. and globally could result in decreased demand for VOIs and our ability to obtain future financing.

There have been periods, including from 2008 through 2010, in which our business has been materially adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies resulting, in part, from the instability of global financial markets and regional economies caused by the European debt crisis, high unemployment, a decrease in discretionary spending, a decline in housing and real estate values, limited availability of financing and geopolitical conflicts. The AIF has reported that aggregate U.S. VOI sales declined $0.9 billion, or 8.5%, to $9.7 billion in 2008 from $10.6 billion in 2007, and aggregate U.S. VOI sales then declined $3.4 billion, or 35.0%, to $6.3 billion in 2009, and that U.S. VOI sales have not returned to the levels that existed prior to that downturn. Economic conditions in the U.S. and around the world continue to be challenging. See “Our international operations are subject to risks not generally applicable to our domestic operations, including risks related to difficult economic conditions in Europe.” Additional volatility and disruption in worldwide capital and credit markets and any declines in economic conditions in the U.S. (including in states particularly hard-hit by the recent economic downturn, such as California, Arizona and Florida), Europe and in other parts of the world could adversely impact our business and results of operations, particularly if the availability of financing for us or for our customers is limited, or if general economic conditions adversely affect our customers' ability to pay amounts owed under our loans to them or for maintenance fees or assessments. If the HOAs and Collection associations are unable to collect maintenance fees or assessments from our customers, not only would our management fee revenue be adversely affected, but the resorts we manage could fall into disrepair and fail to comply with the quality standards associated with the Diamond brand, which could decrease customer satisfaction, tarnish our reputation and impair our ability to sell our VOIs.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by adverse economic conditions, terrorism, man-made disasters and acts of God, may adversely affect us.
A substantial amount of our VOI sales activities occur at the managed resort locations in our network, and the volume of our sales correlates directly with the number of prospective customers who visit these resorts each year. The number of visitors to these resorts depends upon a variety of factors, some of which are out of our control, such as weather conditions and travel patterns generally and the potential impact of natural disasters and crises, such as the ongoing drug cartel-related violence in certain regions of Mexico. For example, the eruption of the Eyjafjallajökull volcano in Iceland in May 2010 and the corresponding travel disruptions caused a decline in visitors to European resorts. Actual or threatened war, terrorist activity, political unrest or civil strife and other geopolitical uncertainty could have a similar effect. In addition, any increased concern about terrorist acts directed against the U.S. and foreign citizens, transportation facilities and assets, and travelers' fears of exposure to contagious diseases may reduce the number of tourists willing to fly or travel in the future, particularly if new significant terrorist attacks or disease outbreaks occur or are threatened.
More generally, the travel industry has been hurt by various events occurring over the last several years, including the effects of weak domestic and global economies. A sustained downturn in travel patterns, including as a result of increases in travel expenses such as higher airfares or gasoline prices, could cause a reduction in the number of potential customers who visit the managed resorts in our network. If we experience a substantial decline in visitors to these resorts, our VOI sales would likely decline. In addition, income and other taxes for some U.S. residents increased in the beginning of 2013, which may reduce the funds that such individuals have available to spend on travel and leisure, including purchasing our VOIs.

Our future success depends on our ability to market VOIs successfully and efficiently, including sales of additional points to our existing ownership base.

We compete for customers with hotel and resort properties and with other vacation ownership resorts and other vacation options such as cruises. The identification of sales prospects and leads, and the marketing of our products to those leads, are essential to our success. We have incurred and will continue to incur significant expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, we may be unable to recover the expense of our marketing programs. Recently, we have increased our focus on new and relatively unproven hospitality-focused marketing methods, such as enhanced mini-vacation packages focused on small groups of potential customers. To date, such efforts have been on a fairly limited basis, but we intend to expand them significantly in the near term. These marketing methods are more expensive and require a greater commitment of resources than traditional marketing activities, and there can be no assurance that they will be successful on a larger scale.
In addition, a significant portion of our sales are additional points purchased by existing members, and our results of operations depend in part on our ability to continue making sales to our ownership base. Our recent rate of sales of additional points to existing owners may not be sustainable in future periods.
Our business may be adversely affected if we are unable to maintain an optimal level of points or intervals in inventory for sales to customers.
Our ability to maintain an optimal level of points or intervals in inventory for sale to customers is dependent on a number of factors, including fluctuations in our sales levels and the amount of inventory recovered through consumer loan and association fee defaults.
If we experience a significant decline in our inventory of points available for sale, we may be required to expend more capital to acquire inventory.

We have entered into inventory recovery agreements with substantially all of the HOAs for our managed resorts in North America, together with similar arrangements with all of the Collections and a majority of our European managed resorts. Pursuant to these agreements and arrangements, we are required to recapture VOIs either in the form of points or intervals, and bring them into our inventory for sale to customers. During each of the past two years, approximately 3.0% to 4.0% of the outstanding points or intervals were recovered by us pursuant to these agreements. However, the volume of points or intervals recovered by us could decline in the future for a variety of reasons, including as a result of termination or non-renewal of our inventory recovery agreements. For example, if the economy improves, our members may be less likely to fail to pay their annual fees or default on their consumer loans. In addition, if a viable VOI resale market were to develop in the future, our members may choose to resell their interests to third parties. Further, in the event applicable state law makes it more difficult to recover points or intervals, it could extend the time required to consummate a recovery or otherwise make it more difficult to consummate such recoveries. An increased level of VOI sales would also reduce our inventory available for sale. If our inventory available for sale were to decline significantly, we may need to make significant capital expenditures to replenish our inventory by purchasing points or intervals or building new resorts or additional rooms at existing resorts. Alternatively, we would need to substantially reduce the volume of our VOI sales.
If the volume of our inventory of points held by us were to significantly increase, our carrying costs with respect to that inventory would increase.

If VOI sales levels do not keep pace with inventory recovery levels, the volume of our inventory of points or intervals may become higher than desired. Also, if the amount of customer defaults increases, we may be required to repurchase more VOI inventory than desired pursuant to our inventory recovery agreements. Our recent acquisitions of assets from ILX Resorts Incorporated, Tempus Resorts International, Ltd., Pacific Monarch Resorts, Inc. and Aegean Blue Holdings Plc, all completed since August 2010, have provided us with additional VOI inventory, and potential future acquisitions may include additional inventory. Additionally, as part of some of our recent acquisitions, we have incurred additional obligations to repurchase defaulted inventory (either by taking back defaulted consumer loans or repurchasing the inventory that collateralizes such loans). We incur carrying costs associated with our VOI inventory, as we are obligated to pay annual maintenance fees and assessments on any VOIs held in inventory, and higher-than-desired VOI inventory levels would result in increases in these carrying costs. If our inventory available for sale were to increase significantly, we may need to sell some of this excess inventory at significantly discounted prices. In addition, the inventory recovery agreements we enter into with the HOAs and Collections are subject to annual renewal, and as a result, we may not always repurchase VOI inventory from customers in default. If we do not repurchase such inventory, the annual maintenance fees and assessments are allocated among the remaining non-defaulting owners of units in the HOA and the Collection, increasing the amounts paid by each of those owners (including us, to the extent we hold units in inventory). This increases the risk that owners of such other units may be unwilling or unable to pay such increased fees and may default as well. The increased per-unit costs could also make units in the HOA and the Collection less attractive to prospective purchasers.

To the extent our rental proceeds from VOI inventory may decline, our vacation interest carrying costs will increase.
Under our inventory recovery agreements, we are required to pay maintenance and assessment fees to the HOAs and Collections, including any past due amounts, for any VOIs that we have recovered. We are also obligated to pay to the HOAs and Collections cleaning fees for room stays incurred by our guests who stay with us on a per-night or per-week basis. See Item 1, “Business— Recovery of VOIs.” In order to offset these expenses, we rent the available units. In 2012, 2011 and 2010, our net vacation interest carrying costs, consisting of carrying costs related to the VOIs that we owned in each of these periods, less amounts generated from rental of these VOIs in each of these periods, was $36.4 million, $41.3 million and $29.8 million, respectively. Our ability to rent units is subject to a variety of risks common to the hospitality industry, including competition from large and well-established hotels, changes in the number and occupancy and room rates for hotel rooms, seasonality and changes in the desirability of geographic regions of the resorts in our network. Because our rental operations are relatively small, we are at a disadvantage compared to large and well-established hotel and resort chains which focus on the rental market, have more experience in, and greater resources devoted to, such market, and can offer rental customers additional benefits such as loyalty points related to rentals and a significantly larger pool of potentially available rental options.
We utilize external exchange program affiliations as important sources of sales prospects and leads, and any failure to maintain such affiliations could reduce these prospects.
We have an affiliation agreement for an external exchange program with Interval International, which complements our own internal vacation ownership exchange program, THE Club. As a result of this affiliation, members of THE Club generally may use their points to reserve the use of a vacation accommodation at more than 2,700 resorts worldwide that participate in Interval International. In addition, interval owners at our managed resorts may join either Interval International or RCI, as their HOA constitutions dictate. Such interval owners may then deposit their deeded intervals in exchange for an alternative vacation destination. When our points and intervals are exchanged through Interval International or RCI, this inventory is made available to owners from other resorts, who are potential customers for our VOI sales. If we do not maintain our external exchange program affiliations, the number of individuals exchanging interests through these programs to stay at our managed resorts may decline substantially.
We are dependent on the managers of our affiliated resorts to ensure that those properties meet our customers' expectations.
The members of THE Club have access to 180 affiliated resorts and hotels and four cruise itineraries in our network. We do not manage, own or operate these resorts, hotels and cruises, and we have limited ability to control their management and operations. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. In addition, our affiliation agreements with these resorts may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to us, and we may be unable to enter into new agreements that provide members of THE Club with equivalent access to additional resorts.

The resale market for VOIs could adversely affect our business.
There is not currently an active, organized or liquid resale market for VOIs, and resales of VOIs generally are made at sales prices substantially below their original customer purchase prices. These factors may make the initial purchase of a VOI less attractive to potential buyers who are concerned about their ability to resell their VOI. Also, buyers who seek to resell their VOIs compete with our own VOI sales efforts. If the secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs (particularly where the VOIs are available for sale at lower prices than ours) could adversely affect our sales and our sales prices. Furthermore, the volume of VOI inventory that we recapture each year may decline if a viable secondary market develops.
We are subject to certain risks associated with our management of resort properties.
Through our management of resorts and ownership of VOIs, we are subject to certain risks related to the physical condition and operation of the managed resort properties in our network, including:

•	the presence of construction or repair defects or other structural or building damage at any of these resorts, including resorts we may develop in the future;

•	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;

•	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•	claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which we recently acquired management agreements, particularly those management agreements which were acquired from operators in financial distress. For additional risks related to our acquired businesses, see “Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.” If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we or the HOAs or Collections may be subject to significant costs. If an HOA or Collection is subject to any such loss, we will also be responsible for a portion of such loss to the extent of our ownership of VOIs in the resort or Collection, and any substantial assessments charged by the HOAs or Collections as a result of any of these items could cause customer dissatisfaction and harm our business and reputation. For example, in October 2011, the HOA of one of our managed resorts levied a $65.8 million water intrusion assessment to the owner-families of that resort, of which we owe $9.7 million. This assessment is payable in annual installments over five years and we remitted the first two installment payments by their due dates. See Item 3, “Legal Proceedings.” For any resorts in which we own common areas, we are directly subject to the risks set forth above.
Additionally, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at one of our managed resorts was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause our VOI owners to default on their consumer loans from us or cease making required HOA maintenance fee or assessment payments. Also, to the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of the costs of such improvements. In addition, any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons.

The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.
Our international operations are subject to risks not generally applicable to our domestic operations, including risks related to difficult economic conditions in Europe.
We manage resorts in 12 countries and have sales and marketing operations in 12 countries. Our operations in foreign countries are subject to a number of particular risks, including:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S;

•	hostility from local populations;

•	restrictions and taxes on the withdrawal of foreign investment and earnings;

•	the imposition of government policies and regulations against business and real estate ownership by foreigners;

•	foreign investment restrictions or requirements;

•	limitations on our ability to legally enforce our contractual rights in foreign countries;

•	regulations restricting the sale of VOIs, as described in “Business —Governmental Regulation;”

•	foreign exchange restrictions and the impact of exchange rates on our business;

•	conflicts between local laws and U.S. laws;

•	withholding and other taxes on remittances and other payments by our subsidiaries; and

•	changes in and application of foreign taxation structures, including value added taxes.

In addition, Europe and certain European Union countries in particular, including France, Greece (where we recently added five resorts to our network of managed resorts pursuant to the Aegean Blue Acquisition described elsewhere in this report), Ireland, Italy, Portugal and Spain are experiencing high levels of unemployment, low rates of growth and other difficult economic conditions. These conditions could have a negative effect on the global economy as a whole and could have a negative effect on our managed resorts and sales and marketing operations located in Europe. If these conditions continue (particularly if they worsen even further), potential European customers for our VOIs and resort interests in Europe may have less disposable income available to spend on vacation ownership products, and may have additional difficulty obtaining financing.
The marketing and sale of our points-based VOIs and our other operations in Europe are also subject to national regulation and legislation. The Directive regulates vacation ownership activities within the European community (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European community no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has been implemented in all the other member states in which we operate as well as in Norway (which, although not a member of the European community, is a member of the European Economic Area). The Directive (i) requires delivery of specified disclosure (some of which must be provided in a specific format); (ii) requires a "cooling off" rescission period of 14 calendar days; and (iii) prohibits any advance payments in any member states.
Our international business operations are also subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.
We are exploring growth opportunities in new international markets in which we have limited experience, including developing markets in Asia and Latin America, which are challenging.
We are exploring growth opportunities in geographic markets such as Asia (including China) and Latin America. We currently have affiliation agreements in place with a few resorts in Asia and Latin America, and may explore additional co-branding opportunities with existing resorts, joint ventures or other strategic alliances with local or regional operators in those markets. Alternatively, we may expand our footprint in such markets by pursuing acquisitions, similar to those we have completed recently, where we would acquire resort businesses consisting of management contracts, unsold VOI inventory and an existing membership base. In the event that we expand into new international markets, we will have only limited experience in marketing and selling our products and services in those markets. Expansion into new and developing international markets is challenging, requires significant management attention and financial resources and may require us to attract, retain and manage local offices or personnel in such markets. It also requires us to tailor our services and marketing to local markets and adapt to local cultures, languages, regulations and standards. To the extent we are unable to adapt, or to the extent that we are unable to find suitable acquisition targets or potential affiliates in such markets, our expansion may not be successful. In some of these markets, including China, the concept of vacation ownership is relatively novel. As a result, in these markets there is limited infrastructure and government support for the vacation ownership industry and the industry may lack sufficient mechanisms for consumer protection. There is also currently not a large supply of vacation ownership products and resorts in those markets, which may limit opportunities and increase competition for those limited opportunities.
In addition, many countries in Asia and Latin America are emerging markets and are subject to greater political, economic, legal and social risks than more developed markets, including risks relating to:

•	political and governmental instability, including domestic political conflicts and inability to maintain consensus;

•	economic instability, including weak banking systems, inflation and currency risk, lack of capital, and changing or inconsistent economic policy;

•	weaknesses in legal systems, including inconsistent or uncertain national and local regimes, unavailability of judicial or administrative guidance and inexperience;

•	tax uncertainty, including tax law changes, limited tax guidance and difficulty determining tax liability or planning tax-efficient structures;

•	the lack of reliable official government statistics or reports; and

•	organized crime, money laundering and other crime.

There are also risks related to entering into joint ventures or strategic alliances with local or regional operators, including the possibility that these operators might become bankrupt or fail to otherwise meet their obligations to us. These operators may also have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. In addition, we may, in some circumstances, be liable for the actions of our partners. Furthermore, if we do enter into joint ventures or other affiliations with local or regional operators and a significant number of such operators fail to maintain their properties or provide services in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. To the extent we expand into new international markets, our exposure to the risks described above in “—Our international operations are subject to risks not generally applicable to our domestic operations, including risks related to difficult economic conditions in Europe” will also increase.
Our industry is highly competitive and we may not be able to compete effectively.
The vacation ownership industry is highly competitive. We compete with various high profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. Some of these operators also have substantially greater experience and familiarity with emerging international markets, such as Latin America and Asia, in which we intend to explore opportunities. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Four Seasons Resorts, Hilton Hotels Corporation, Hyatt Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels and Resorts Worldwide, Inc., The Walt Disney Company, Wyndham Worldwide Corporation and Bluegreen Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as Home Away and Airbnb, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Additionally, due to the recent economic climate, many competitors have had difficulty maintaining their highly-leveraged, development-focused business models and have begun to increase their focus on sales of VOIs and provision of management services. Furthermore, a number of our competitors, including companies with well-known brand names in the hospitality industry, have adopted strategies and product offerings comparable to ours, such as by offering points-based VOI systems, thereby reducing our competitive advantage. Our competitors could also seek to compete against us based on the pricing terms of our current hospitality management contracts or in our efforts to expand our fee based income streams by pursuing new management contracts for resorts that are not currently part of our network. We may not be able to compete successfully for customers, and increased competition could result in price reductions and reduced margins, as well as adversely affect our efforts to maintain and increase our market share.
Our business plan historically has depended on our ability to sell, securitize or borrow against the consumer loans that we generate, and our liquidity, financial condition and results of operations would be adversely impacted if we are unable to do so in the future.

We generally offer financing of up to 90% of the purchase price to qualified customers who purchase VOIs through our U.S. and Mexican sales centers, and a significant portion of customers choose to take advantage of this opportunity. For example, from October 1, 2011 through December 31, 2012, we financed approximately 69.3% of the total amount of our VOI sales. Our ability to borrow against or sell our consumer loans has been an important element of our continued liquidity, and our inability to do so in the future could have a material adverse effect on our liquidity and cash flow. Furthermore, our ability to generate sales of VOIs to customers who require or desire financing may be impaired to the extent we are unable to borrow against such loans on acceptable terms.
In the past, we have sold or securitized a substantial portion of the consumer loans we originated from our customers. If we are unable to continue to participate in securitization transactions or generate liquidity and create capacity on our conduit facilities and the Quorum Facility, as defined below (collectively, the “Funding Facilities”) on acceptable terms, our liquidity and cash flows would be materially and adversely affected. Moreover, if we cannot offer financing to our customers who purchase VOIs through our U.S. and Mexican sales centers, our sales will be adversely affected. See below for the definition of the Quorum Facility.
Additionally, we have historically relied on conduit and, more recently, loan sale financing facilities to provide working capital for our operations. Both conduit and loan sale financings are asset-backed commercial finance facilities either secured by, or funded through the sale of, our consumer loans. The initial maturities of our consumer loans are typically 10 years, as compared to the 364-day term of a typical conduit facility, which provides us with greater liquidity. Our conduit facility entered into on November 3, 2008 (as amended and extended, the “2008 Conduit Facility”) presently has an 18-month term that expires on April 12, 2013 and is annually renewable for 364-day terms at the election of the lenders. Our loan sale facility with Quorum Federal Credit Union (“Quorum”) that became effective on April 30, 2010 (as amended and restated, the “Quorum Facility”) has a three-year funding term which may be extended by Quorum for additional one-year periods. If we are unable to extend or refinance our existing conduit or loan sale facilities by securitizing our consumer loan receivables or entering into new conduit or loan sale facilities, our ability to access sufficient working capital to fund our operations may be materially adversely affected and we may be required to curtail our sales, marketing and consumer finance operations. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional information.
At the present time, we do not have a revolving line of credit in place to provide short-term liquidity for our operations. To the extent that our conduit facility, loan sale facility and operating cash flow are not sufficient to meet our working capital requirements, our ability to sustain our existing operations will be impaired.
We may be unable to raise additional capital we need to grow our business.
We may need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We have relied upon affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), Wellington Management Company, LLP, including some of the investment advisory clients of Wellington Management Company, LLP (the "Wellington Management Investors") and Silver Rock Financial LLC, an affiliate of the Silver Rock Investors, to provide debt financing for our recent acquisitions. Silver Rock Financial LLC, IN-FP1 LLC, BDIF LLC and CM-NP LLC are collectively referred to as the "Silver Rock Investors." However, these entities may not provide such financing in the future, and we may not otherwise be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.
Our credit underwriting standards may prove to be inadequate, and we could incur substantial losses if the customers we finance default on their obligations. In addition, we rely on three third-party lenders to provide financing to purchasers of our VOIs in Europe, and the loss of these customer financing sources could harm our business.

We generally offer financing of up to 90% of the purchase price to qualified purchasers of VOIs sold through our U.S. and Mexican sales centers. There is no assurance that the credit underwriting system we utilize as part of our domestic consumer finance activities will result in acceptable default rates or otherwise ensure the continued performance of our consumer loan portfolio. The default rate on our consumer loan portfolio was 6.6% for 2012, and ranged from 6.6% to 9.9% on an annual basis from 2009 through 2012. As of December 31, 2012, approximately 6.0% of our VOI consumer loans that we held, or which third parties held under sales transactions, and that were not in default (which we define as having occurred upon the earlier of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent) were more than 30 days past due. Although in many cases we may have personal recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Even where permitted, attempting to recover a personal judgment may not be advisable due to the associated legal costs and the potential adverse publicity. Historically, we have generally not pursued personal recourse against our customers, even when available. If we are unable to collect the defaulted amount due, we traditionally have foreclosed on the customer's VOI or terminated the underlying contract and remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the often significant marketing, selling and administrative costs associated with the original sale, and we will have to incur a portion of such costs again to resell the VOI. See “The resale market for VOIs could adversely affect our business” for additional risks related to the resale of VOIs.
Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2012, our loans to California, Arizona, Florida, and New York residents constituted 21.5%, 8.6%, 6.5% and 5.2% of our consumer loan portfolio, respectively. No other state or foreign country concentration accounted for in excess of 5.0% of our consumer loan portfolio. Some of these states have been particularly hard-hit by the recent economic downturn, for example, the real estate market in Florida continues to experience the highest rate of foreclosure filings in the U.S., and unemployment rates in California remain high. Any further deterioration of the economic condition and financial well-being of the regions in which we have significant loan concentration, such as California, Arizona, Florida or New York, could adversely affect our consumer loan portfolio.
We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, increased delinquency rates may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under our conduit or loan sale facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all.
Under the terms of our securitization facilities, we may be required, under certain circumstances, to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables. Moreover, under the terms of our securitization facilities, in the event of defaults by customers in excess of stated thresholds, we may be required to pay substantially all of our cash flow from our retained interest in the underlying receivable portfolios sold to the parties who purchased the receivables from us.
Finally, we rely on three third-party lenders to provide consumer financing for sales of our VOIs in Europe. If these lenders discontinue providing such financing, or materially change the terms of such financing, we would be required to find an alternative means of financing for our customers in Europe. If we failed to find another lender, our VOI sales in Europe may decline.
Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business.

We rely on the securitization markets to provide liquidity for our consumer finance operations. Increases in interest rates, changes in the financial markets and other factors could increase the costs of our securitization financings, prevent us from accessing the securitization markets and otherwise reduce our ability to obtain the funds required for our consumer financing operations. To the extent interest rates increase and to the extent legally permitted, we may be required to increase the rates we charge our customers to finance their purchases of VOIs. Our business and results of operations are dependent on the ability of our customers to finance their purchase of VOIs, and in the U.S. we believe we are currently the only generally available lending source to directly finance the sales of our VOIs. Limitations on our ability to provide financing to our customers at acceptable rates, or increases in the cost of such financing, could reduce our sales of VOIs.
Changes in the U.S. tax and other laws and regulations may adversely affect our business.
In response to the recent economic crisis and the recession, as well as the current political environment in the U.S. following the 2012 elections, we anticipate that the U.S. government will continue to review tax and other revenue raising laws, regulations and policies. The U.S. government may also choose to impose new restrictions, costs or prohibitions on our current business practices and some of our potential customers. Specifically, the U.S. government may revise tax laws, regulations or official interpretations in ways that could have a significant adverse effect on our business, including modifications that could reduce the profits that we can effectively realize from our international operations, or that could require costly changes to those operations, or the way in which they are structured. For example, the effective tax rates for most U.S. companies reflect the fact that income earned and reinvested outside the U.S. is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations.
In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pound Sterling for our European managed resorts and European VOI sales and Mexican Pesos for our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. The ongoing European debt crisis, coupled with the policy actions taken by European central banks to support their financial system, have caused exchange rates to remain volatile. Concerns persist regarding the ability of European countries to continue to service their sovereign debt obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances in individual Euro zone countries or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.
We are also exploring international expansion opportunities in markets such as Asia and Latin America, including pursuing acquisitions in those geographic areas, or seeking out co-branding opportunities, joint ventures or other strategic alliances with local or regional operators in those markets. Any such international expansion would result in increased foreign exchange risk, as described above, as the revenue received from such expansion would primarily be in non-U.S. currency.
We are subject to extensive regulation relating to the marketing and sale of VOIs and the servicing and collection of customer loans.
Our marketing and sale of VOIs and our other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. Federal legislation that is or may be applicable to the sale, marketing and financing of our VOIs includes but is not limited to the Federal Trade Commission Act, the Fair Housing Act, the Americans with Disabilities Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980, the Bank Secrecy Act, the USA Patriot Act and the Civil Rights Acts of 1964, 1968 and 1991.
In addition, the majority of states and jurisdictions where our managed resorts are located extensively regulate the creation and management of vacation ownership properties, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and multi-site VOI plan reservation systems. For example, certain state regulations applicable to the vacation ownership industry impose limitations on the amount of fees that we may charge the HOAs and Collections for hospitality management services. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of an interest the right to rescind a purchase contract during a specified rescission period provided by law.
The Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, certain of our subsidiaries are required to register pursuant to the Florida Vacation Plan and Timesharing Act. Such registrations, or any formal exemption determinations for the Collections, confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Collections by the regulatory body, nor relieve us or our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Collections' compliance with such laws. A determination that specific provisions or operations of the Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on us, the trustees of the Collections, the Collection associations or the related consumer loans. Such noncompliance could also adversely affect the operation of the Collections or the sale of points within the existing format of the Collections, which would likely increase costs of operations or the risk of losses resulting from defaulted consumer loans.

Furthermore, most states have other laws that apply to our activities, including real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we are required to monitor DNC lists for every state into which we make telemarketing calls, as well as the federal DNC list, and are required to drop from our call lists the phone numbers of any individuals who are registered with such lists. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
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

From time to time, potential buyers of VOIs assert claims with applicable regulatory agencies against our VOI salespersons for unlawful sales practices. These claims could have adverse implications for us that could result in negative public relations, potential litigation and regulatory sanctions.
Prior to late 2008, a portion of our sales in the U.S. were made through independent sales agents who provided services to us under independent contractor agreements. From October 2008 to April 2011, we sold VOIs in the U.S. solely through our employees, with the exception of two locations, where we conducted sales through a contractual relationship with a third-party operator. The contract with the third-party operator was terminated in April 2011 and we currently sell VOIs in the U.S. solely through our employees. In Europe, we currently sell VOIs through employees and independent distributors. In December 2008, we converted a large number of sales agents in Spain, the United Kingdom, Portugal and France from independent contractors to employees. We did not withhold payroll taxes from the amounts paid to any of the aforementioned independent contractors or sales agents while such individuals served as independent contractors. In the event the federal, state or local taxing authorities in the U.S. or in foreign jurisdictions were to successfully classify such independent contractors or sales agents as our employees, rather than as independent contractors, we could be liable for back payroll taxes, termination indemnities and potential claims related to employee benefits, as required by local law.
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
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to our VOI sales, consumer finance business and hospitality and management services operations. For example, one of our subsidiaries, FLRX, Inc. ("FLRX"), is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. A judgment of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest was entered against FLRX in January 2010 as a result of this lawsuit. In April 2012, after plaintiffs were unable to recover this judgment from FLRX, they filed suit against DRP and DRC, alleging that these entities manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX to these entities, and attempting to hold those entities liable for the judgment entered against FLRX. Additional information regarding the FLRX litigation and other litigation involving us or our subsidiaries is described under Item 3, “Legal Proceedings.” An adverse outcome in any of the litigation described above or any other litigation involving us or any of our affiliates could negatively impact our business, reputation and financial condition.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business, we collect and retain significant volumes of personally identifiable information, including credit card numbers of our customers and other personally identifiable information of our customers and employees. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer or employee information could adversely impact our reputation and could result in significant costs, fines and litigation.

Our reputation and financial condition may be harmed by system failures and computer viruses.
We maintain a proprietary hospitality management and sales system, as well as a reservation system related to our internal vacation ownership exchange program, THE Club. The performance and reliability of these systems and our technology is critical to our reputation and ability to attract, retain and service our customers. Any system error or failure may significantly delay response times or even cause our systems to fail, resulting in the unavailability of our services. Any disruption in our ability to provide the use of our reservation system to the purchasers of our VOIs, including as a result of software or hardware issues related to the reservation system, could result in customer dissatisfaction and harm our reputation and business. In addition, a significant portion of our reservations are made through THE Club's online reservation system as opposed to over the phone, and our costs are significantly lower in connection with bookings through the online reservation system. As a result, if our online reservation system is unavailable for any reason, our costs will increase. Further, without the benefits of that reservation system, the marketability of our VOIs may decline, and our members may choose to withhold payments or default on their VOI loans. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in financial losses, customer claims and litigation and damage to our reputation.
Our intellectual property rights are valuable, and our failure to protect those rights could adversely affect our business.
Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. The measures we have taken to protect our intellectual property may not be sufficient or effective. Additionally, intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. Finally, even if we are able to successfully protect our intellectual property, others may develop technologies that are similar or superior to our technology.
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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including with respect to the recognition of revenue and determination of vacation interest cost of sales under Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities ("ASC 978"), are highly complex and involve many subjective assumptions, estimates and judgments. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates.” We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC, the Financial Accounting Standards Board, and the American Institute of CPAs, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.

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
We are dependent upon Hospitality Management and Consulting Service, LLC ("HM&C") and its personnel to provide services to us through the HM&C Agreement, and we may not find suitable replacements if this agreement is terminated or if any such personnel cease to be employed by HM&C.

Our executive officers and approximately 40 other officers and employees are not employed or directly compensated by us, but are instead employed and compensated by HM&C, a company beneficially owned by Mr. Cloobeck, our founder and Chairman. Pursuant to a services agreement that we entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012, the “HM&C Agreement”), HM&C provides certain services to us, including the services of Messrs. Cloobeck, Palmer, and Bentley. We depend on HM&C to ensure that the services of these individuals are and will remain available to us. Our success will depend upon the efforts, experience and skills of the personnel made available to us by HM&C and, except for Messrs. Cloobeck and Palmer, we do not have the right to require HM&C to dedicate any specific personnel exclusively to us. Under the HM&C Agreement, we are required to make certain payments to HM&C that are reviewed and approved by the board of directors of DRC. However, we do not have the right to allocate the aggregate payments we make to HM&C among individual HM&C employees. As a result, we are unable to ensure that each of the HM&C personnel made available to us is appropriately compensated, and we may face difficulties in establishing appropriate incentive compensation and retention arrangements for the benefit of HM&C's personnel. In addition, under the HM&C Agreement, HM&C is entitled to terminate the employment of its employees at any time and for any reason. The departure of any of the key personnel of HM&C could have a material adverse effect on our performance.

The HM&C Agreement has an initial term that is set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by us or HM&C. However, the HM&C Agreement will automatically terminate if (i) Mr. Cloobeck no longer serves as the Chairman (or similar position) of DRC or (ii) DRC undergoes a change of control (as defined in the HM&C Agreement), and each party is also entitled to terminate the agreement upon a material breach by or insolvency of the non-terminating party. If the HM&C Agreement is terminated and we are unable to replace the services provided to us by HM&C, we may not be able to execute our business plan.
In addition, upon any termination of the HM&C Agreement, the executive officers and other professionals covered thereby would be free to work for our competitors or to otherwise compete with us.
The HM&C Agreement was not negotiated on an arm's-length basis and may not be as favorable to us if it had been negotiated with unaffiliated third parties.
The HM&C Agreement was negotiated between related parties, and its terms, including the fees payable to HM&C, may not be as favorable to us if it had been negotiated with unaffiliated third parties. The terms of the HM&C Agreement may not reflect our best interest and may be overly favorable to HM&C, including with respect to the substantial payments that may become payable to HM&C under the HM&C Agreement. Further, we may choose not to enforce, or to enforce less vigorously, our rights under the HM&C Agreement because of our desire to maintain our ongoing relationships with HM&C.
Our managers and executive officers may have interests that could conflict with those of our investors.
In addition to the services agreement with HM&C discussed above, there are a number of other relationships and transactions between our company and entities associated with our executive officers and managers. These relationships and transactions, and the financial interests of our executive officers and managers in the entities party to these relationships and transactions, may create, or may create the appearance of, conflicts of interest, when these executive officers and managers are faced with decisions involving those other entities. For additional information regarding such potential conflicts of interest, see Item 13.“Certain Relationships and Related Transactions, and Director Independence.”
Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.
We intend to continue our strategy of selectively pursuing complementary strategic transactions. We may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that we do not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on our ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. We may not be able to do so successfully. In addition, our management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage our operations effectively.
Acquisitions involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of an acquired business; (ii) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (iii) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that we have historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of acquired businesses; (vi) overpayment for the acquired company or assets; (vii) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; and (viii) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.

Some of our recent acquisitions, including the PMR Acquisition, have focused on acquiring management contracts and related businesses of operators in financial distress or in bankruptcy at the time of such acquisition. We may continue to pursue similar acquisitions. As a result, we are subject to additional risks, including risks and uncertainties associated with bankruptcy proceedings, the risk that such properties will be in disrepair and require significant investment in order to bring them up to our quality standards, potential exposure to adverse developments in the receivable portfolios that we acquire or agree to manage and limitations on our ability to finance such transactions. We cannot assure you that our growth strategy will be successful, and our failure to manage and successfully integrate acquired businesses could harm our business.
We also intend to expand our business-to-business services provided to resorts in our affiliated resort networks. We cannot assure you that our attempts to expand business-to-business services will be successful, and our failure to expand such services could harm our business and our relationships with those affiliated resorts.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Except for unsold VOI inventory, we generally do not have any ownership interest in the resorts in our network other than the ownership of various common areas and amenities at certain resorts and a small number of units in European resorts. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. In addition, we lease certain properties in North America and Europe that are utilized in our administrative and sales and marketing functions. These leases include:

•	our global corporate headquarters located in Las Vegas, Nevada, which is approximately 133,000 square feet;

•	a regional sales and marketing office located in Williamsburg, Virginia, which is approximately 3,000 square feet;

•	eight sales and marketing offices located in various locations in southern California and the state of Washington, which are approximately 55,000 square feet;

•
a regional administrative office located in Orlando, Florida, which is approximately 18,000 square feet; our European headquarters located in Lancaster, United Kingdom, which is approximately 22,540 square feet; and

•	an administrative office in Mougin, France, which is approximately 1,200 square feet.

We also own certain real estate, the majority of which is held for sale or future development, including 2.1 acres of vacant land located on the Costa del Sol, Spain, 5.0 acres of vacant land located in Mazatlan, Mexico, 1.2 acres of vacant land located in Puerto Vallarta, Mexico, 2.8 acres of vacant land located in Scottsdale, Arizona, 19.4 acres of vacant land located in Orlando, Florida and 1.8 acres of vacant land located in Kona, Hawaii.

ITEM 3.     LEGAL PROCEEDINGS
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
FLRX is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney’s fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.

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
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleges two claims for alter ego and fraudulent conveyance, seeks to hold DRP and DRC liable for the judgment entered against FLRX. Plaintiffs claim that the defendants manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX.
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. The parties are currently engaged in written discovery. We intend to vigorously defend against these claims.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of December 31, 2012, we had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
St. Maarten Litigation

In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV ("AKGI"), one of our subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, we believe that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with our having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.

Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of our managed resorts levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to us. The proceeds of this assessment are being used to repair the water intrusion damage at the resort. In April 2012, we were named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by us, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of our officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November, 2012, we reached an agreement with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to court approval. We do not expect the settlement to have a material impact on our financial condition or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of the outstanding common stock of DRC is held by Diamond Resorts Holdings, LLC. There is no established public trading market for our common stock. All of the outstanding equity of Diamond Resorts Holdings, LLC is held by DRP.

Dividends

The Notes Indenture restricts our ability to declare dividends, other than in limited specified circumstances. No dividends have been declared on the common stock of DRC during the last two fiscal years.

Recent Sales of Unregistered Securities
PMR Warrant (May 2012)
On May 21, 2012, DRP issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders under the PMR Acquisition Loan (defined below), pursuant to a Warrant Agreement, dated as of May 21, 2012, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant was issued in connection with a Loan and Security Agreement between DPM Acquisition, LLC, one of our wholly-owned subsidiaries ("DPMA"), and Guggenheim Corporate Funding, LLC, as administrative agent for lenders (the “PMR Acquisition Loan”). The PMR Warrant vests and becomes exercisable upon the sixty-first day (the “PMR Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any successor corporation of DRP (“DRP Successor”), a payment default by DPMA (after expiration of applicable grace and cure periods) under the PMR Acquisition Loan, and a sale of DRP or DRC (a “PMR Warrant Triggering Event”). Following a PMR Warrant Triggering Event, the PMR Warrant would become exercisable as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date is less than an a certain benchmark amount (the “PMR Benchmark Amount”) as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of DRP purchasable upon exercise of the PMR Warrant is $0.0001 per common unit. During the 60-day period following a PMR Warrant Triggering Event, DRP or the DRP Successor, as applicable, has the option to purchase the PMR Warrant from the holder for a cash payment equal to the PMR Benchmark Amount, less any cash payments made on the PMR Acquisition Loan from the date of the PMR Warrant through the date of the consummation of such PMR Warrant Triggering Event. The issuance of the PMR Warrant was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by the issuer not involving a public offering. No underwriter was involved in the issuance of the PMR Warrant.
Issuance of Class B Common Units (October 2012)
On October 15, 2012, DRP issued an aggregate of 103.8 Class B common units to certain participants in the Diamond Resorts Parent, LLC 2012 Equity Incentive Plan (the "2012 Plan") for no cash consideration in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. DRP relied on such exemption based in part on representations made by such participants in the 2012 Plan, including representations with respect to status as an accredited investor and investment intent with respect to the acquired securities. No underwriter was involved in these issuances of securities.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth is selected consolidated audited financial and operating data of DRP at the dates and for the periods indicated.

The selected consolidated financial and operating data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included elsewhere in this annual report.

	Year ended December 31,
	2012	2011	2010	2009	2008
		($ in thousands, except otherwise noted)
Statement of Operations Data:
Total revenues	$523,668	$391,021	$370,825	$410,961	$402,414
Total costs and expenses	524,335	390,235	391,258	432,757	489,577
Income (loss) before provision (benefit) for income taxes and discontinued operations	(667)	786	(20,433)	(21,796)	(87,163)
(Benefit) provision for income taxes	(14,310)	(9,517)	(1,274)	(799)	1,809
Net income (loss)	$13,643	$10,303	$(19,159)	$(20,997)	$(88,972)
Ratio of Earnings to Fixed Charges:
Ratio of earnings to fixed charges (1)	1.0x	1.0x	0.7x	0.7x	(0.2)x
Other Financial Data (Unaudited):
Adjusted EBITDA(2)	$109,898	$58,540	$85,689	$103,059	$97,685
Capital expenditures	14,335	6,276	5,553	4,672	13.861
Net cash provided by (used in):
Operating activities	$24,600	$9,292	$66,001	$87,793	$45,086
Investing activities	(69,338)	(109,800)	(37,399)	(4,250)	(7,263)
Financing activities	45,540	93,035	(18,271)	(89,660)	(60,024)
Operating Data:
Branded resorts(3)	79	71	70	62	56
Affiliated resorts(3)	180	144	109	99	74
Cruise itineraries(3)	4	4	—	—	—
Total destinations	263	219	179	161	130
Total number of tours(4)	180,981	146,261	130,801	123,045	150,912
Closing percentage(5)	14.8%	14.4%	17.4%	19.2%	18.0%
Total number of VOI sale transactions(6)	26,734	21,093	22,719	23,571	27,144
Average VOI sale price per transaction(7)	$12,510	$10,490	$9,526	$9,712	$10,950
Volume per guest(8)	$1,848	$1,513	$1,655	$1,861	$1,970

	As of December 31,
	2012	2011	2010	2009	2008
			($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,061	$19,897	$27,329	$17,186	$22,707
Mortgages and contracts receivable, net	$312,932	$283,302	$245,287	$263,556	$300,795
Unsold Vacation Interests, net	$315,867	$256,805	$190,564	$203,225	$218,116
Total assets:	$993,008	$833,219	$680,751	$672,118	$749,318
Borrowings under line of credit agreements	$—	$—	$—	$393,954	$389,000
Securitization notes and conduit facility, net	$256,302	$250,895	$186,843	$222,913	$291,965
Senior secured notes, net of unamortized original issue discount	$416,491	$415,546	$414,722	$—	$—
Notes payable	$137,906	$71,514	$23,273	$1,792	$2,694
Total liabilities	$1,091,607	$950,421	$807,998	$775,979	$837,066

(1)
For purposes of calculating this ratio, "earnings" consist of earnings (loss) before provision (benefit) for income taxes plus fixed charges, and "fixed charges" consist of interest expense, including amortization of deferred financing costs and amortization of original issue discounts. For the years ended December 31, 2010, 2009 and 2008, our earnings were insufficient to cover fixed charges, and the amount of additional earnings needed to cover fixed charges for such periods were $20.4 million, $21.8 million and $87.5 million, respectively.

(2)
We define Adjusted EBITDA as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt;     (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; and (ix) amortization of net portfolio premium; less (a) revenue outside the ordinary course of business; (b) gain on the disposal of assets; (c) gain on bargain purchase from business combination; and (d) amortization of net portfolio discount. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation of, or as an alternative to, net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We believe Adjusted EBITDA is useful to investors and securities analysts in evaluating our operating performance for a variety reasons, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Presentation of Certain Financial Metrics,” where we also present a reconciliation of net income (loss) to Adjusted EBITDA.

(3)	As of the end of each period.

(4)	Represents the number of sales presentations at our sales centers during the period presented.

(5)	Represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented.

(6)	Represents the number of VOI sale transactions during the period presented.

(7)	Represents the average purchase price (not in thousands) of VOIs sold during the period presented.

(8)	Represents VOI sales (not in thousands) divided by the total number of tours during the period presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
You should read the following discussion and analysis in conjunction with Item 6, “Selected Consolidated Financial and Operating Data” and our consolidated financial statements and related notes in Item 8, "Financial Statements and Supplementary Data." The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 263 destinations located in 28 countries, throughout the continental U.S., Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 79 Diamond Resorts-branded properties with a total of 9,274 units, which we manage, and 180 affiliated resorts and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and THE Club, and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of purchases of VOIs.
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business, which rose from $99.4 million for the year ended December 31, 2008 to $153.3 million for the year ended December 31, 2012, (ii) strengthening our vacation interest sales and financing segment by integrating it more closely into our hospitality and management services business, (iii) implementing a focus throughout our business on service and (iv) adding resorts to our network through complementary strategic acquisitions. Management has also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model. A key strategy has been the acquisition of complementary resorts and associated management contracts using special- purpose subsidiaries financed on a non-recourse basis. Between August 2010 and October 2012, we completed four strategic acquisitions that added 26 resorts to our network of managed resorts, increased our member base and supplemented our VOI inventory.

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
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.
Vacation Interest Sales Revenue Recognition
With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978. Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
Vacation Interest Cost of Sales
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed for developers of timeshare resorts, requires us to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, we are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or, if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue and sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six month period. If any estimates are revised, we are required to adjust our Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail, and see "Presentation of Certain Financial Metrics" for a discussion of the potential effects of such retroactive adjustments. Much like depreciation or amortization, for us Vacation Interest cost of sales is essentially a non-cash item.
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
We account for mortgages (for the financing of previously sold intervals) and contracts receivable (for the financing of points) under ASC 310, "Receivables" ("ASC 310").
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
We apply our historical default percentages based on credit scores of the individual customers to our mortgage and contracts receivable population and evaluate other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance for mortgage and contracts receivable loss are recorded within Vacation Interest sales revenue.
We charge off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
The mortgages and contracts receivable we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition, on May 21, 2012 in connection with the PMR Acquisition and on October 5, 2012 in connection with the Aegean Blue Acquisition are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.

Unsold Vacation Interests, Net
Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
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
Income Taxes
We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.
We recorded a deferred tax asset as a result of net operating losses incurred (the use of which for tax purposes may be subject to limitations), and as part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. During this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities against which deferred tax assets can be applied, and taxable income in future years. Unless recovery is more likely than not, a reserve in the form of a valuation allowance is established as an offset to the deferred tax asset. As a result of uncertainties regarding our ability to generate sufficient taxable income to utilize our net operating loss carry forwards, we maintain a valuation allowance against the balance of our deferred tax assets.
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

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and the Collections, revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and

Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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

Key Revenue and Expense Items
Management and Member Services Revenue
Management and member services revenue includes resort management fees charged to the HOAs and Collections, as well as revenues from our operation of THE Club. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of our management contracts. Under our management agreements, we collect management fees from the HOAs and Collections, which fees are recognized as revenue ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in establishing HOA and Collections operating budgets which, in turn, are used to establish the annual maintenance fees owed directly by each owner of VOIs.

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

•	We receive commissions under the sales and marketing management fee-for-service arrangement we have with a third-party resort operator.
All of these revenues are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Revenue
Consolidated resort operations revenue consists of the following:

•
For our properties located in St. Maarten, we provide services traditionally administered by an HOA. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections by our St. Maarten HOAs, which are recognized ratably over the year. In addition, these HOAs also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expense” below for further detail. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees for our owned inventory, which are eliminated. Our revenue associated with these properties has historically constituted a majority of our Consolidated Resort Operations Revenue.

•	We receive:

•	food and beverage revenue at certain resorts whose restaurants we own and manage;

•	greens fees and equipment rental fees at the golf courses owned and managed by us at certain resorts;

•	revenue from providing cable, telephone and technology services to HOAs; and

•	other incidental revenues generated at the venues we own and operate, including retail and gift shops, spa services, activity fees for arts and crafts, sport equipment rental and safe rental.
All of these revenues are allocated to our Hospitality and Management Services business segment.

Vacation Interest Sales Revenue, Net
Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, net of the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, we have sold VOIs primarily in the form of points. All of our Vacation Interest sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.
Interest Revenue
Our interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a default in the consumer's first payment on the loan; (ii) the initiation of cancellation or foreclosure proceedings; or (iii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to our Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue
Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of the HOAs and Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (iv) late/impound fees assessed on consumer loans. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to our Vacation Interest Sales and Financing business segment.
Management and Member Services Expense
Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for our St. Maarten resorts, for which we provide services traditionally administered by an HOA) and the Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs and the Collections certain overhead charges incurred to operate the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” reimbursements from the HOAs and the Collections relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to our Hospitality and Management Services business segment.
Expenses associated with our operation of THE Club include costs incurred for the third-party call center, annual membership fees paid to a third-party exchange company on behalf of each member of THE Club and administrative expenses. These expenses are allocated to our Hospitality and Management Services business segment.
Management and member services expenses also include costs incurred under the sales and marketing management fee-for-service arrangement with a third party. These expenses are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Expense
With respect to our St. Maarten resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for our properties located in St. Maarten, we also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. Our expense associated with the St. Maarten properties has historically constituted a majority of our Consolidated Resort Operations expense.

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
Vacation Interest Cost of Sales
At the time we record Vacation Interest sales revenue, we record the related Vacation Interest cost of sales. See “Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales” for further explanation of the determination of this expense. All of these costs are allocated to our Vacation Interest Sales and Financing business segment.
Advertising, Sales and Marketing Costs
Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described under “—Critical Accounting Policies and Use of Estimates - Vacation Interest Sales Revenue Recognition,” which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to our Vacation Interest Sales and Financing business segment.
Vacation Interest Carrying Cost, Net
We are responsible for paying annual maintenance fees and reserves to the HOAs and the Collections on our unsold VOIs. Vacation interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to our inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
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
Loan Portfolio Expense
Loan portfolio expense includes payroll and administrative costs of our finance operations and credit card processing fees. These costs are expensed as incurred with the exception of contract receivable origination costs, which are capitalized and amortized over the term of the related contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310. These expenses are allocated to our Vacation Interest Sales and Financing business segment.
Other Operating Expenses
Other operating expenses include credit card fees incurred by us when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales incentives given to customers as motivation to purchase a VOI and are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.
General and Administrative Expense
General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense. These expenses are not allocated to our business segments, but rather are reported under Corporate and Other.
Depreciation and Amortization
We record depreciation expense in connection with depreciable property and equipment we purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. In addition, we record amortization expense on intangible assets with a finite life that we acquired, including management contracts, member relationships, distributor relationships and others. Depreciation and amortization expense is not allocated to our business segments, but rather is reported in Corporate and Other.

Interest Expense
Interest expense related to corporate-level indebtedness is reported in Corporate and Other. Interest expense related to our securitizations and consumer loan financings is allocated to our Vacation Interest Sales and Financing business segment.

Use of Special-Purpose Subsidiaries
We have expanded our business in part through the acquisition of assets by special-purpose subsidiaries, including the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition. These transactions were structured such that we now hold the acquired assets, and have assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary have recourse only to such entity and thus the specific assets that were acquired in each transaction. However, such indebtedness is included in our consolidated balance sheets. We may pursue other transactions that could use similar special-purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. As a result, our recent consolidated financial statements reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements, and this trend is expected to continue.

Presentation of Certain Financial Metrics
We define Adjusted EBITDA as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; and (ix) amortization of net portfolio premiums; less (a) revenue outside the ordinary course of business; (b) gain on the disposal of assets; (c) gain on bargain purchase from business combination; and (d) amortization of net portfolio discounts. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Additional information regarding our calculation of Adjusted EBITDA is provided below.

We add back corporate interest expense because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company. Adding back these expenses to Net Income allows for a more meaningful comparison of relative performance. However, in calculating Adjusted EBITDA we have not added back to Net Income interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests because this borrowing is necessary to support our Vacation Interest sales business.

Loss on extinguishment of debt includes the effect of write-offs of capitalized debt issuance costs and substantial modifications of the terms of our indebtedness. While the amounts booked by us with respect to these events include both cash and non-cash items, the entire amounts are related to financing events, and not our ongoing operations. Accordingly, these amounts are treated similarly to corporate interest expense and are added back to Net Income in our Adjusted EBITDA calculation.

Revenue outside the ordinary course of business represents deferred revenue recognized in a period different than when the sales of units to which such revenue relates were consummated. Specifically, we recognized deferred sales revenue during the year ended December 31, 2009 upon the completion of the construction of certain units sold prior to our acquisition of Sunterra Corporation in April 2007. We believe that such revenue outside the ordinary course of business is not reflective of our financial performance in the period in which we recognized such revenue; accordingly we exclude this revenue from our Adjusted EBITDA calculation.

We exclude Vacation Interest cost of sales from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interest cost of sales pursuant to ASC 978 includes various projections and estimates and was designed for developers of timeshare resorts that, unlike us, engage in significant property development activities. Furthermore, because of the “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income that are unrelated to our financial performance in the applicable period. Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project, we will be required to apply the higher (or lower) Vacation Interest cost of sales retroactively, and our Vacation Interest cost of sales for the current period will be increased (or reduced) by the aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period. This could result in artificially low (or artificially high, if we instead must make an adjustment as a result of a determination that our Vacation Interest cost of sales has been underestimated) Vacation Interest cost of sales in the period in which the adjustment is made, regardless of our financial performance in such period, making it difficult for investors to evaluate our financial performance across historical periods. To avoid this disproportionate impact to our results for particular periods, and because the Vacation Interest cost of sales recorded on our statement of operations pursuant to ASC 978 has little to no relation to our financial performance or actual use of cash in the particular period, we have chosen to exclude Vacation Interest cost of sales from our calculation of Adjusted EBITDA. For additional information regarding how we are required to record Vacation
Interest Cost of sales, see “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales.”

We exclude Vacation Interest cost of sales from our calculation of Adjusted EBITDA, but do not exclude Vacation Interest sales revenue, because Vacation Interest sales revenue (unlike Vacation Interest cost of sales) has a direct relationship to our financial performance and does not have the same potential to result in a disproportionate impact to our results for a particular period. Vacation Interest sales revenue does not accrue until collectibility is reasonably assured; as a result, and unlike Vacation Interest cost of sales, it is reflective of our financial performance in the period in which it is recorded.
We believe Adjusted EBITDA is useful to investors and securities analysts in evaluating our operating performance for the following reasons:

•
it and similar non-U.S. GAAP measures are widely used by investors and securities analysts to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon financing and accounting methods, book values of assets, capital structures and the methods by which assets were acquired;

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
We understand that, although measures similar to Adjusted EBITDA are frequently used by investors and securities analysts in their evaluation of companies, it has limitations as an analytical tool, including:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or VOI inventory;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect interest expense for our corporate indebtedness;

•
although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced, and Adjusted EBITDA does not reflect any cash requirements for these replacements;

•
although Vacation Interest cost of sales is also essentially a non-cash item, we make expenditures to replenish VOI inventory (principally pursuant to our inventory recovery agreements and in connection with our strategic acquisitions), and Adjusted EBITDA does not reflect our cash requirements for these expenditures or certain costs of carrying such inventory (which are capitalized); and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
To properly and prudently evaluate our business, we encourage you to review our U.S. GAAP consolidated financial statements included elsewhere in this annual report, and not to rely on any single financial measure to evaluate our business.
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA. The first table below presents this reconciliation on an actual basis for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The second table presents this reconciliation for the year ended December 31, 2012, broken down into the two segments of our business and Corporate and Other.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	$13,643	$10,303	$(19,159)	$(20,997)	$(88,972)
Plus: Corporate interest expense(a)	77,422	63,386	48,959	44,119	50,563
(Benefit) provision for income taxes	(14,310)	(9,517)	(1,274)	(799)	1,809
Depreciation and amortization	18,857	13,966	11,939	13,366	16,687
Vacation Interest cost of sales(b)	32,150	(9,695)	39,730	55,135	67,551
Loss on extinguishment of debt(c)	—	—	1,081	10,903	—
Impairments and other non-cash write-offs(c)	1,009	1,572	3,330	1,125	17,168
Gain on the disposal of assets(c)	(605)	(708)	(1,923)	(137)	(1,007)
Gain on bargain purchase from business combinations(d)	(20,610)	(14,329)	—	—	—
Amortization of loan origination costs(c)	3,295	2,762	3,436	3,878	2,620
Amortization of net portfolio (discounts) premiums(c)	(953)	800	(430)	(648)	(767)
Less: revenue outside of the ordinary course of business(e)	—	—	—	(2,886)	—
Adjusted EBITDA	$109,898	$58,540	$85,689	$103,059	$65,652

	Year ended December 31, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(in thousands)
Net income (loss)	$86,789	$86,195	$(159,341)	$13,643
Plus: Corporate interest expense(a)	—	—	77,422	77,422
Benefit for income taxes	—	—	(14,310)	(14,310)
Depreciation and amortization	—	—	18,857	18,857
Vacation Interest cost of sales(b)	—	32,150	—	32,150
Impairments and other write-offs(c)	—	—	1,009	1,009
Gain on the disposal of assets(c)	—	—	(605)	(605)
Gain on bargain purchase from business combination(d)	—	—	(20,610)	(20,610)
Amortization of loan origination costs(c)	—	3,295	—	3,295
Amortization of net portfolio discounts(c)	—	(953)	—	(953)
Adjusted EBITDA	$86,789	$120,687	$(97,578)	$109,898

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates. Small changes in any of the numerous assumptions in the model can have a significant financial statement impact, as ASC 978 requires a retroactive adjustment back to the time of the Sunterra Corporation acquisition in the current period. Much like depreciation or amortization, for us, Vacation Interest cost of sales is essentially a non-cash item.

(c)	These items represent non-cash charges/gains.

(d)	Represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the Tempus Resorts Acquisition and the PMR Acquisition exceeded the respective purchase prices.

(e)
Consists of revenue outside of the ordinary course of business, including VOI sales revenue recognized upon the completion of construction of certain units sold prior to the acquisition of Sunterra Corporation in April 2007.

Results of Operations
In comparing our results of operations between two periods, we sometimes refer to "same-store" results. When referring to same-store results of our Hospitality and Management Services segment, we are referring to the results relating to management contracts with resorts in effect during the entirety of the two applicable periods. When referring to same-store results of our Vacation Interest Sales and Financing segment, we are referring to the results relating to sales centers open during all of both of the applicable periods.
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Year ended December 31, 2012				Year ended December 31, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$114,937	$—	$—	$114,937	$99,306	$—	$—	$99,306
Consolidated resort operations	33,756	—	—	33,756	29,893	—	—	29,893
Vacation Interest sales, net of provision $0, $25,457, $0, $25,457, $0, $16,562, $0 and $16,562, respectively	—	293,098	—	293,098	—	194,759	—	194,759
Interest	—	51,769	1,437	53,206	—	44,410	2,875	47,285
Other	4,595	24,076	—	28,671	8,079	11,699	—	19,778
Total revenues	153,288	368,943	1,437	523,668	137,278	250,868	2,875	391,021
Costs and Expenses:
Management and member services	35,330	—	—	35,330	27,125	—	—	27,125
Consolidated resort operations	30,311	—	—	30,311	27,783	—	—	27,783
Vacation Interest cost of sales	—	32,150	—	32,150	—	(9,695)	—	(9,695)
Advertising, sales and marketing	—	178,365	—	178,365	—	128,717	—	128,717
Vacation Interest carrying cost, net	—	36,363	—	36,363	—	41,331	—	41,331
Loan portfolio	858	8,628	—	9,486	1,211	7,441	—	8,652
Other operating	—	8,507	—	8,507	—	3,399	—	3,399
General and administrative	—	—	99,015	99,015	—	—	80,412	80,412
Depreciation and amortization	—	—	18,857	18,857	—	—	13,966	13,966
Interest	—	18,735	77,422	96,157	—	18,624	63,386	82,010
Impairments and other write-offs	—	—	1,009	1,009	—	—	1,572	1,572
Gain on disposal of assets	—	—	(605)	(605)	—	—	(708)	(708)
Gain on bargain purchase from business combinations	—	—	(20,610)	(20,610)	—	—	(14,329)	(14,329)
Total costs and expenses	66,499	282,748	175,088	524,335	56,119	189,817	144,299	390,235
Income (loss) before benefit for income taxes	86,789	86,195	(173,651)	(667)	81,159	61,051	(141,424)	786
Benefit for income taxes	—	—	(14,310)	(14,310)	—	—	(9,517)	(9,517)
Net income (loss)	$86,789	$86,195	$(159,341)	$13,643	$81,159	$61,051	$(131,907)	$10,303
Adjusted EBITDA				$109,898				$58,540

Revenues
Total revenues increased $132.7 million, or 33.9%, to $523.7 million for the year ended December 31, 2012 from $391.0 million for the year ended December 31, 2011. Total revenues in our Hospitality and Management Services segment increased $16.0 million, or 11.7%, to $153.3 million for the year ended December 31, 2012 from $137.3 million for the year ended December 31, 2011, due to higher management and member services revenue, consolidated resort operations revenue and other revenue. Total revenues in our Vacation Interest Sales and Financing segment increased $118.0 million, or 47.1%, to $368.9 million for the year ended December 31, 2012 from $250.9 million for the year ended December 31, 2011. The increase was attributable primarily to the increase in Vacation Interest, net and other revenue. Corporate and Other revenues decreased $1.5 million, or 50%, to $1.4 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $15.6 million, or 15.7%, to $114.9 million for the year ended December 31, 2012 from $99.3 million for the year ended December 31, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under 71 of our cost-plus management agreements, and the addition of the managed properties from the Tempus Resorts Acquisition, the PMR Acquisition, the Aegean Blue Acquisition and two other management contracts entered into since April 1, 2011. We also experienced higher club revenues due to increased membership dues, higher collection rate and higher member count in THE Club in the year ended December 31, 2012 compared to the year ended December 31, 2011. THE Club had a total of 170,073 and 158,580 members at December 31, 2012 and 2011, respectively. Furthermore, we entered into a sales and marketing management fee-for-service arrangement with a third-party resort operator, which began to generate commission and management fee revenue towards the end of the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $3.9 million, or 12.9%, to $33.8 million for the year ended December 31, 2012 from $29.9 million for the year ended December 31, 2011. The increase was primarily due to the addition of resort-level operations in the Tempus Resorts Acquisition. We also earned higher revenue at certain food and beverage operations.
Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $98.3 million, or 50.5%, to $293.1 million for the year ended December 31, 2012 from $194.8 million for the year ended December 31, 2011. The increase in Vacation Interest, net was attributable to a $107.2 million increase in Vacation Interest sales revenue, partially offset by an $8.9 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $107.2 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis from 37 sales centers and the revenue contribution from our ILX, Tempus and PMR sales centers during the year ended December 31, 2012 compared to the year ended December 31, 2011. Our total number of tours increased to 180,981 for the year ended December 31, 2012 from 146,260 for the year ended December 31, 2011, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs, as well as the addition of tour flow from the ILX, Tempus and PMR sales centers. We closed a total of 26,734 VOI sales transactions during the year ended December 31, 2012, compared to 21,093 transactions during the year ended December 31, 2011. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) increased to 14.8% for the year ended December 31, 2012 from 14.4% for the year ended December 31, 2011. VOI sales price per transaction increased to $12,510 for the year ended December 31, 2012 from $10,490 for the year ended December 31, 2011 due to our focus on selling larger point packages, our implementation of a new pricing strategy and our discontinuation of a cash purchase discount in the fourth quarter of 2011.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.9% for the year ended December 31, 2012, compared to 1.6% for the year ended December 31, 2011. This increase was due to a new sales program we implemented in 2012 that offers VOI purchasers a specified number of points that can be used for airline tickets and/or room stays at their discretion.
Provision for uncollectible Vacation Interest sales revenue increased $8.9 million, or 53.7%, to $25.5 million for the year ended December 31, 2012 from $16.6 million for the year ended December 31, 2011. This increase was mainly due to higher provision resulting from the increase in Vacation Interest sales revenue and the increase in the percentage of financed VOI sales. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased slightly to 8.0% in the year ended December 31, 2012 from 7.8% in the ended December 31, 2011.
Interest Revenue. Interest revenue increased $5.9 million, or 12.5%, to $53.2 million for the year ended December 31, 2012 from $47.3 million for the year ended December 31, 2011. Of the $5.9 million, $7.3 million was related to our Vacation Interest Sales and Financing segment and $(1.4) million related to Corporate and Other. $7.7 million of the increase in the Vacation Interest Sales and Financing segment was attributable to increases in outstanding loan balances in this portfolio, including as a result of the portfolios acquired as part of the Tempus Resorts Acquisition and the PMR Acquisition, partially offset by a $0.4 million decrease resulting from changes in the weighted average interest rate on our mortgage and contracts receivable portfolio. The decrease in Corporate and Other was primarily due to the interest earned on an income tax refund recorded in our European operations during the year ended December 31, 2011.
 Other Revenue. Other revenue increased $8.9 million, or 45.0%, to $28.7 million for the year ended December 31, 2012 from $19.8 million for the year ended December 31, 2011.
Other revenue in our Hospitality and Management Services segment decreased $3.5 million, or 43.1%, to $4.6 million for the year ended December 31, 2012 from $8.1 million for the year ended December 31, 2011. This decrease was due to our recording $5.1 million in insurance recovery proceeds received during the quarter ended March 31, 2011. This decrease in other revenue was partially offset by an increase in collection fees received in connection with enhanced collection efforts on delinquent maintenance fees.
Other revenue in our Vacation Interest Sales and Financing segment increased $12.4 million, or 105.8%, to $24.1 million for the year ended December 31, 2012 from $11.7 million for the year ended December 31, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the increase in the number of VOI transactions closed and a higher closing fee we charged to purchasers of Vacation Interests. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 2.0% for the year ended December 31, 2012, compared to 0.6% for the year ended December 31, 2011. This increase was due to a new sales program we implemented in 2012 that offers VOI purchasers a specified number of points that can be used for airline tickets and/or room stays at their discretion.

Costs and Expenses
Total costs and expenses increased $134.1 million, or 34.4%, to $524.3 million for the year ended December 31, 2012 from $390.2 million for the year ended December 31, 2011. Excluding gains on bargain purchase from business combinations recorded in both periods (as discussed below), total costs and expenses increased $137.0 million, or 34.7%, to $544.9 million for the year ended December 31, 2012 from $404.6 million for the year ended December 31, 2011.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $8.2 million, or 30.2%, to $35.3 million for the year ended December 31, 2012 from $27.1 million for the year ended December 31, 2011. Management and member services expense as a percentage of management and member services revenue increased to 30.7% for the year ended December 31, 2012 from 27.3% for the year ended December 31, 2011. The increase was primarily due to the expenses related to a sales and marketing management fee-for-service arrangement with a third-party resort operator, which began in the second quarter of 2011, and a decrease in the allocation of certain resort management expenses to the HOAs and the Collections we manage. Although there was an increase in the allocation of our total expenses to these HOAs and Collections during the year ended December 31, 2012, as compared to the year ended December 31, 2011, a lower percentage of the expenses was related to resort management expense. In addition, we incurred higher costs associated with an outsourced customer service call center operations to accommodate higher call volumes resulting from the owners added to our network through the Tempus Resorts Acquisition and the PMR Acquisition.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $2.5 million, or 9.1%, to $30.3 million for the year ended December 31, 2012 from $27.8 million for the year ended December 31, 2011. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 3.1% to 89.8% for the year ended December 31, 2012 from 92.9% for the year ended December 31, 2011. This decrease was primarily due to the addition of Tempus resort-level operations, which generated a higher profit margin than our other consolidated resort operations.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $41.9 million to $32.2 million for the year ended December 31, 2012 from a credit of $9.7 million for the year ended December 31, 2011. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 10.1% for the year ended December 31, 2012, compared to a credit of 4.6% for the year ended December 31, 2011. This increase was due to a change in estimates in connection with the relative sales value method. For the year ended December 31, 2012, we recognized a decline in the average cost of inventory and higher projected revenues, both of which were due primarily to the PMR Acquisition. For the year ended December 31, 2011, we recognized an increase in projected sales price per point resulting from our revised pricing strategy and a decrease in average inventory cost per point related to recoveries. See "Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $49.7 million, or 38.6%, to $178.4 million for the year ended December 31, 2012 from $128.7 million for the year ended December 31, 2011, primarily due to sales growth on a same-store basis and the sales activity generated by our ILX, Tempus and PMR sales centers during the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 56.0% for the year ended December 31, 2012, compared to 60.9% for the year ended December 31, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, decreased $4.9 million, or 12%, to $36.4 million for the year ended December 31, 2012 from $41.3 million for the year ended December 31, 2011. This decrease was primarily due to a $9.7 million water intrusion assessment levied by the HOA of one of our managed resorts recorded during the year ended December 31, 2011 and an increase in rental revenue mainly as a result of the Tempus Resorts Acquisition, the PMR Acquisition and more occupied room nights on a same-store basis. The above decrease was partially offset by an increase in maintenance fees related to inventory acquired in the Tempus Resorts Acquisition and the PMR Acquisition and a higher level of inventory owned by us due to maintenance fee and loan defaults. In accordance with ASC 978, rental revenue is recorded as a reduction to the vacation interest carrying cost.
Loan Portfolio Expense. Loan portfolio expense increased $0.8 million, or 9.6%, to $9.5 million for the year ended December 31, 2012 from $8.7 million for the year ended December 31, 2011. This increase was mainly attributable to costs associated with a new call center that we acquired in connection with the Tempus Resorts Acquisition and costs related to the PMR Acquisition. Loan portfolio expense is allocated to both the Vacation Interest Sales and Financing segment and the Hospitality and Management Services segment.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $5.1 million, or 150.3%, to $8.5 million for the year ended December 31, 2012 from $3.4 million for the year ended December 31, 2011. This increase was due to higher non-cash incentives due to a new sales program we implemented in 2012 that offers VOI purchasers a specified number of points that can be used for airline tickets and/or room stays at their discretion. As a percentage of Vacation Interest sales revenue, non-cash incentives were 2.0% for the year ended December 31, 2012 compared to 0.6% for the year ended December 31, 2011.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and other, increased $18.6 million, or 23.1%, to $99.0 million for the year ended December 31, 2012 from $80.4 million for the year ended December 31, 2011. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to the integration of the PMR Acquisition, a $5.0 million termination payment accrual in connection with the Tempus Resorts Acquisition and a $3.3 million stock-based compensation expense recorded related to the fair value of certain equity securities issued in the year ended December 31, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs and the Collections we manage for the year ended December 31, 2012 as compared to the year ended December 31, 2011. A higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs and the Collections during this same period. See also "Management and Member Services Expense" above for additional information.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and other, increased $4.9 million, or 35.0%, to $18.9 million for the year ended December 31, 2012 from $14.0 million for the year ended December 31, 2011. This increase was primarily attributable to the addition of depreciable and amortizable assets in the Tempus Resorts Acquisition and the PMR Acquisition.
Interest Expense. Interest expense, which is recorded in Corporate and other and the Vacation Interest Sales and Financing segment, increased $14.2 million, or 17.3%, to $96.2 million for the year ended December 31, 2012 from $82.0 million for the year ended December 31, 2011. Cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the Tempus Acquisition Loan and PMR Acquisition Loan were $12.8 million higher for the year ended December 31, 2012 than for the year ended December 31, 2011.
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and other, decreased $0.6 million, or 35.8%, to $1.0 million for the year ended December 31, 2012 from $1.6 million for the year ended December 31, 2011. The impairments in the year ended December 31, 2012 were primarily attributable to the write down of a European resort held for sale to its net realizable value based on an accepted offer and the write down of intangible assets associated with an unprofitable European golf course operation. The impairments in the year ended December 31, 2011 were primarily related to the sale of one of our European resorts during that year and certain information technology projects that were no longer viable.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and other, decreased $0.1 million, or 14.5%, to $0.6 million for the year ended December 31, 2012 from $0.7 million for the year ended December 31, 2011.

Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and other, was $20.6 million for the year ended December 31, 2012 due to the PMR Acquisition and $14.3 million for the year ended December 31, 2011 in connection with the Tempus Resorts Acquisition. The fair value of the assets acquired net of the liabilities assumed in the PMR Acquisition and the Tempus Resorts Acquisition exceeded the purchase price due to the fact that the assets were purchased as part of distressed sales pursuant to Chapter 11 bankruptcy proceedings.
Income Taxes. Benefit for income taxes, which is recorded under Corporate and other, increased $4.8 million, or 50.4%. to $14.3 million for the year ended December 31, 2012 from $9.5 million for the year ended December 31, 2011. The increase was primarily attributable to benefit for income taxes related to the permanent difference between the treatment of gain on bargain purchase from business combination in connection with the PMR Acquisition for financial reporting purposes as compared to income tax return purposes.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

	Year ended December 31, 2011				Year ended December 31, 2010
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$99,306	$—	$—	$99,306	$86,206	$—	$—	$86,206
Consolidated resort operations	29,893	—	—	29,893	26,547	—	—	26,547
Vacation interest sales, net of provision of $0, $16,562, $0, $16,562, $0, $12,655, $0 and $12,655, respectively	—	194,759	—	194,759	—	202,109	—	202,109
Interest	—	44,410	2,875	47,285	—	39,150	177	39,327
Other	8,079	11,699	—	19,778	4,969	11,667	—	16,636
Total revenues	137,278	250,868	2,875	391,021	117,722	252,926	177	370,825
Costs and Expenses:
Management and member services	27,125	—	—	27,125	22,444	—	—	22,444
Consolidated resort operations	27,783	—	—	27,783	23,972	—	—	23,972
Vacation Interest cost of sales	—	(9,695)	—	(9,695)	—	39,730	—	39,730
Advertising, sales and marketing	—	128,717	—	128,717	—	114,029	—	114,029
Vacation Interest carrying cost, net	—	41,331	—	41,331	—	29,821	—	29,821
Loan portfolio	1,211	7,441	—	8,652	1,025	7,575	—	8,600
Other operating	—	3,399	—	3,399	—	3,168	—	3,168
General and administrative	—	—	80,412	80,412	—	—	67,905	67,905
Depreciation and amortization	—	—	13,966	13,966	—	—	11,939	11,939
Interest	—	18,624	63,386	82,010	—	18,203	48,959	67,162
Loss on extinguishment of debt	—	—	—	—	—	—	1,081	1,081
Impairments and other write-offs	—	—	1,572	1,572	—	—	3,330	3,330
Gain on disposal of assets	—	—	(708)	(708)	—	—	(1,923)	(1,923)
Gain on bargain purchase from business combinations	—	—	(14,329)	(14,329)	—	—	—	—
Total costs and expenses	56,119	189,817	144,299	390,235	47,441	212,526	131,291	391,258
Income (loss) before benefit for income taxes	81,159	61,051	(141,424)	786	70,281	40,400	(131,114)	(20,433)
Benefit for income taxes	—	—	(9,517)	(9,517)	—	—	(1,274)	(1,274)
Net income (loss)	$81,159	$61,051	$(131,907)	$10,303	$70,281	$40,400	$(129,840)	$(19,159)
Adjusted EBITDA				$58,540				$85,689

Revenues
Total revenues increased $20.2 million, or 5.4%, to $391.0 million for the year ended December 31, 2011 from $370.8 million for the year ended December 31, 2010. Total revenues in our Hospitality and Management Services segment increased $19.6 million, or 16.6% to $137.3 million for the year ended December 31, 2011 from $117.7 million for the year ended December 31, 2010, primarily due to higher management and member services revenue and consolidated resort operations revenue. Total revenues in our Vacation Interest Sales and Financing segment decreased $2.0 million, or 0.8%, to $250.9 million for the year ended December 31, 2011 from $252.9 million for the year ended December 31, 2010. The decrease was mostly attributable to the decline in Vacation Interest, net, partially offset by higher interest revenue. Corporate and Other revenues increased $2.7 million, or 1,524.3%, to $2.9 million for the year ended December 31, 2011 from $0.2 million for the year ended December 31, 2010.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $13.1 million, or 15.2%, to $99.3 million for the year ended December 31, 2011 from $86.2 million for the year ended December 31, 2010. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue under our cost-plus management agreements, and the addition of the managed properties from the ILX Acquisition and the Tempus Resorts Acquisition. On a same-store basis from 68 management contracts (excluding acquisitions and dispositions), total management and member services revenue was $89.2 million for the year ended December 31, 2011 compared to $86.2 million for the year ended December 31, 2010. The acquisition of managed properties from the ILX Acquisition and the Tempus Resorts Acquisition resulted in a $6.7 million increase in management fee revenue. We also experienced higher club revenues due to a higher member count in THE Club as well as increased membership dues in the year ended December 31, 2011 compared to the year ended December 31, 2010. THE Club had a total of 158,580 and 148,298 members at December 31, 2011 and 2010, respectively. Furthermore, we entered into a sales and marketing management fee-for-service arrangement with a third-party resort operator, which began to generate commission and management fee revenue during the second quarter of 2011.
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
Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment decreased $7.3 million, or 3.6%, to $194.8 million for the year ended December 31, 2011 from $202.1 million for the year ended December 31, 2010. The decrease in Vacation Interest, net was attributable to a $3.4 million decrease in Vacation Interest sales revenue, and a $3.9 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $3.4 million decline in Vacation Interest sales revenue was primarily due to a $6.4 million decline in our recognition of sales revenue pursuant to ASC 978 in the year ended December 31, 2011, as compared to the year ended December 31, 2010. This decline was primarily due to the cumulative impact of a refinement in the treatment of closing costs in the buyer's commitment model utilized in calculating sales revenue to more precisely calculate buyer’s commitment within the model. Previously, all closing costs were added to the buyer’s commitment calculation regardless of whether the buyer financed them or paid in cash. Financed closing costs are no longer included in the buyer’s commitment calculation. Management has determined that the refinement did not have a material impact on any of the prior periods. In addition, there was an increase in financed sales due to the discontinuation of incentives for cash VOI purchasers which increased the amount of Vacation Interest sales revenue deferred during the year ended December 31, 2011.
The above decrease was partially offset by an increase in Vacation Interest sales revenue primarily due to the revenue contribution from our ILX sales center, which commenced in March 2011, and our Tempus sales center, which commenced in July 2011. We generated $19.8 million in Vacation Interest sales revenue at the Tempus and ILX sales centers during the year ended December 31, 2011. This increase was partially offset by a $17.0 million decrease on a same-store basis from 34 sales centers (excluding acquisitions and dispositions of resorts), to $198.3 million for the year ended December 31, 2011 compared to $215.3 million for the year ended December 31, 2010. Our total number of tours increased to 146,261 for the year ended December 31, 2011 from 130,801 for the year ended December 31, 2010 primarily as a result of the rebuilding of our tour pipeline. We closed a total of 21,093 VOI sales transactions during the year ended December 31, 2011, compared to 22,719 transactions during the year ended December 31, 2010. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 14.4% in the year ended December 31, 2011 from 17.4% in the year ended December 31, 2010. These decreases were due to management's decisions in the third quarter of 2011 to focus on increasing the average VOI sales per transaction and increasing efforts to close sales to new customers (rather than existing owner-families), both of which were expected to reduce our closing percentage. We believe these strategies will result in an increase of Vacation Interest sales revenue in the long run. Our average VOI sales price per transaction increased to $10,490 for the year ended December 31, 2011 from $9,526 for the year ended

December 31, 2010 due to the focus of selling larger point packages, an increase in our pricing model and the discontinuation of the cash purchase discount.
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
Interest Revenue. Interest revenue increased $8.0 million, or 20.2%, to $47.3 million for the year ended December 31, 2011 from $39.3 million for the year ended December 31, 2010. Of the $8.0 million, $5.2 million was related to our Vacation Interest Sales and Financing segment and $2.8 million related to Corporate and Other. $1.7 million of the increase related to our Vacation Interest Sales and Financing segment resulted from changes in the weighted average interest rate on our mortgage and contracts receivable portfolio and the remainder was attributable to increases in outstanding loan balances in this portfolio, including as a result of the portfolios acquired as part of the ILX Acquisition and the Tempus Resorts Acquisition. The increase in Corporate and Other was primarily due to interest earned on an income tax refund recorded in our European operations during the year ended December 31, 2011.
 Other Revenue. Other revenue increased $3.2 million, or 18.9%, to $19.8 million for the year ended December 31, 2011 from $16.6 million for the year ended December 31, 2010.
Other revenue in our Hospitality and Management Services segment increased $3.1 million, or 62.6%, to $8.1 million for the year ended December 31, 2011 from $5.0 million for the year ended December 31, 2010. This increase was due to our recording $5.1 million in insurance proceeds received during the quarter ended March 31, 2011, related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our managed resorts. This increase was partially offset by the reduction in collection fees due to the number of members bringing their delinquent accounts current.
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
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $4.7 million, or 20.9%, to $27.1 million for the year ended December 31, 2011 from $22.4 million for the year ended December 31, 2010. Management and member services expense as a percentage of management and member services revenue increased 1.3 percentage points to 27.3% for the year ended December 31, 2011 from 26.0% for the year ended December 31, 2010. The increase was primarily due to the expenses related to the sales and marketing management fee-for-service arrangement with a third-party resort operator, which began in the second quarter of 2011, partially offset by an increase in the allocation of certain resort management expenses to the HOAs and the Collections that we manage, which reduced our management and member services expense.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $3.8 million, or 15.9%, to $27.8 million for the year ended December 31, 2011 from $24.0 million for the year ended December 31, 2010. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 2.6 percentage points to 92.9% for the year ended December 31, 2011 from 90.3% for the year ended December 31, 2010. This increase was primarily due to the addition of ILX and Tempus resort-level operations and increased resort operations expense at our St. Maarten operations.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment decreased $49.4 million or 124.4% to $(9.7) million for the year ended December 31, 2011 from $39.7 million for the year ended December 31, 2010. This decrease was mainly due to the reduction under the relative sales value method, which was primarily attributable to an increase in projected sales price per point resulting from our revised pricing strategy implemented in late 2010 that eliminated certain incentive programs, an increase in the estimated future point sales and a decrease in average cost per point related to recoveries. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was (4.6)% for the year ended December 31, 2011, compared to 18.5% for the year ended December 31, 2010.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $14.7 million, or 12.9%, to $128.7 million for the year ended December 31, 2011 from $114.0 million for the year ended December 31, 2010. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 60.9% for the year ended December 31, 2011, compared to 53.1% for the year ended December 31, 2010. The increase of such costs as a percentage of Vacation Interest sales revenue was due primarily to higher support personnel costs, direct marketing costs incurred to generate additional tour flow and build a pipeline for future tour flow and revisions to sales commission and other compensation structures.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, increased $11.5 million, or 38.6%, to $41.3 million for the year ended December 31, 2011 from $29.8 million for the year ended December 31, 2010, primarily due to an increase in maintenance fees related to inventory acquired in the ILX Acquisition and the Tempus Resorts Acquisition, a higher level of inventory owned by us due to maintenance fee and loan defaults on a same-store basis and a $9.7 million expense related to our share, based on VOIs held in inventory, of a water intrusion assessment levied by one of our managed resorts. The above increases were partially offset by an increase in rental revenue and sampler revenue, which reduced carrying costs. The increase in rental revenue was primarily due to the ILX Acquisition and the Tempus Resorts Acquisition and more occupied room nights on a same-store basis. The increase in sampler revenue was due to increases in packages sold and in the average package price.
Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 1.8%, to $8.7 million for the year ended December 31, 2011 from $8.6 million for the year ended December 31, 2010. Loan portfolio expense is allocated to both the Vacation Interest Sales and Financing segment and the Hospitality and Management Services segment.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $0.2 million, or 8.0%, to $3.4 million for the year ended December 31, 2011 from $3.2 million for the year ended December 31, 2010. This increase was due to higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 0.6% for both of the years ended December 31, 2011 and 2010.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and other, increased $12.5 million, or 18.4%, to $80.4 million for the year ended December 31, 2011 from $67.9 million for the year ended December 31, 2010. This increase was partially attributable to increased payroll, legal and professional fees and travel expense related to the Tempus Resorts Acquisition and the PMR Acquisition in the year ended December 31, 2011. In addition, we incurred higher payroll and related expense and legal and professional fees associated with enhancements in internal controls and preparations for our becoming subject to SEC reporting obligations and an increase in employee severance expense.
These increases were partially offset by an increase in allocations of certain hospitality-related corporate general and administrative expenses to the HOAs and the Collections that we manage, thereby reducing our corporate-level general and administrative expense.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and other, increased $2.1 million, or 17.0%, to $14.0 million for the year ended December 31, 2011 from $11.9 million for the year ended December 31, 2010. This increase was primarily attributable to the depreciation and amortization associated with the ILX and Tempus assets acquired in August 2010 and July 2011, respectively, partially offset by a reduction in the amortization of the intangible assets acquired in connection with the Sunterra Corporation acquisition. We recorded significantly higher amortization expense associated with these assets in earlier years in accordance with the accelerated amortization schedule established at the time of the Sunterra Corporation acquisition.
 Interest Expense. Interest expense, which is recorded in Corporate and other and the Vacation Interest Sales and Financing segment, increased $14.8 million, or 22.1%, to $82.0 million for the year ended December 31, 2011 from $67.2 million for the year ended December 31, 2010. Non-cash interest expense was higher for the year ended December 31, 2011 compared to the year ended December 31, 2010. Higher debt issuance cost amortization and original issue discount amortization for the year ended December 31, 2011, resulting primarily from the issuance of the Senior Secured Notes in August 2010, the DROT 2011 Notes (as defined below under “Liquidity and Capital Resources”) in April 2011 and additional loans incurred in connection with the Tempus Resorts Acquisition in July 2011, was partially offset by the elimination of paid-in-kind interest on our second lien facility due to the extinguishment of that facility. After removing these non-cash interest items, interest expense totaled $74.4 million for the year ended December 31, 2011, and $61.3 million for the year ended December 31, 2010. This increase was primarily related to higher interest rates on the outstanding debt balances resulting from our issuance of the Senior Secured Notes and loans issued in connection with the ILX Acquisition in August 2010 and the Tempus Resorts Acquisition in July 2011 as compared to the first and second lien term facilities.

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
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and other, decreased $1.7 million, or 52.8%, to $1.6 million for the year ended December 31, 2011 from $3.3 million for the year ended December 31, 2010. The impairments in the year ended December 31, 2011 were primarily related to the sale of one of our European resorts during that year and certain information technology projects that were no longer viable. The impairments in the year ended December 31, 2010 were mainly due to the write-down of a receivable related to an HOA management contract that we terminated and the write-down of resorts in our European operations to their estimated net realizable value.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and other, decreased $1.2 million, or 63.2%, to $0.7 million for the year ended December 31, 2011 from $1.9 million for the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, we recognized a gain resulting from the sale of certain units at one of our managed resorts. This decrease was primarily due to fewer units disposed of during the year ended December 31, 2011 than the year ended December 31, 2010 at one of our European resorts.
Gain on Bargain Purchase from Business Combination. Gain on bargain purchase from business combination, which is recorded under Corporate and other, was $14.3 million for the year ended December 31, 2011 as the fair value of the assets acquired in the Tempus Resorts Acquisition, net of the liabilities assumed, exceeded the purchase price. The assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.
Income Taxes. Benefit for income taxes, which is recorded under Corporate and other, increased $8.2 million, or 647.0% to $9.5 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010. The increase was primarily attributable to benefit for income taxes related to the permanent difference between the treatment of gain on bargain purchase from business combination in connection with the Tempus Resorts Acquisition for financial reporting purposes as compared to income tax return purposes.

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
Additionally, the terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, our Funding Facilities typically have a term of less than three years. If we are unable to refinance conduit borrowings in the term securitization markets, we are required to refinance our conduit facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
We completed a $182.0 million securitization in October 2009 that was composed of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities.
On April 30, 2010, we entered into agreements with Quorum and completed the $40.0 million Quorum Facility to sell eligible consumer loans and in-transit loans to Quorum. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The Quorum Facility agreement was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
On April 27, 2011, we completed a second securitization transaction and issued the Diamond Resorts Owner Trust ("DROT") 2011 Notes with a face value of $64.5 million (the "DROT 2011 Notes").
On October 14, 2011, we entered into an amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75.0 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans. We are currently in the process of negotiating the extension of the 2008 Conduit Facility with the lenders of this facility and expect to renew this facility before its expiration date.
On January 23, 2013, we completed a third securitization transaction, issuing DROT 2013-1 Class A and B Notes with a face value of $93.6 million (the “DROT 2013 Notes”). The proceeds were used to pay off the then-outstanding principal balance, accrued interest and fees associated with the 2008 Conduit Facility and to pay certain expenses incurred in connection with the issuance of the DROT 2013 Notes.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.

We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. As of December 31, 2012, the funding availability under the Quorum Facility was $27.6 million.
Excluding the VOI inventory acquired as part of the PMR Acquisition, Tempus Resorts Acquisition and ILX Acquisition, we spent $5.0 million and $1.8 million related to open market and bulk VOI inventory purchases during the years ended December 31, 2012 and 2011, respectively. Construction of inventory during the years ended December 31, 2012 and 2011 was $2.0 million and $1.7 million, respectively, primarily related to construction of a 15 unit addition to our Italian property.
We had $21.1 million and $19.9 million in cash and cash equivalents as of December 31, 2012 and December 31, 2011, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements for the next twelve months. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
In October 2011, we were levied a $9.7 million water intrusion assessment related to the intervals and points equivalent that we own at a resort that we manage to cover the costs required to repair water intrusion damage. The water intrusion assessment was recorded as Vacation Interest carrying cost during the quarter ended December 31, 2011. This assessment is payable in annual installments over the five-year period beginning in January 2012, and we remitted the first two installment payments by their due dates. We expect to fund any future installment payments from operating cash flows.
On July 21, 2011, DRP consummated a recapitalization transaction pursuant to which it sold 280.89 common units to certain institutional accredited investors in exchange for $136.5 million. DRP paid approximately $4.5 million in fees in conjunction with the recapitalization transactions. DRP used $108.7 million of the proceeds and issued 26.56 common units to redeem all of the issued and outstanding preferred units (including accrued and unpaid priority returns). In addition, DRP paid $16.4 million to Cloobeck Diamond Parent, LLC ("CDP"), a majority equityholder and a related party of DRP, to redeem 34.74 common units previously held by CDP. Immediately after the transaction above, CDP owned approximately 54.3% of the issued and outstanding common units with the remainder owned by various institutional investors. DRP also purchased warrants that are exercisable into approximately 3.3% of common stock of DRC for approximately $6.4 million in cash.
Cash Flow From Operating Activities. During the year ended December 31, 2012, net cash provided by operating activities was $24.6 million and was the result of net income of $13.6 million and non-cash revenues and expenses totaling $23.1 million, partially offset by other changes in operating assets and liabilities of $12.2 million. The significant non-cash revenues and expenses included (i) $25.5 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $6.3 million in amortization of capitalized financing costs and original issue discounts, (iii) $18.9 million in depreciation and amortization, (iv) $2.3 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (v) $3.3 million in stock-based compensation related to the issuance of certain equity securities and (vi) $1.0 million in impairments and other write-offs, offset by (vi) $0.6 million in gain from disposal of assets, (vii) $20.6 million in gain on bargain purchase from business combinations, and (viii) $13.0 million in reduction of deferred income tax liability related to the PMR Acquisition.
During the year ended December 31, 2011, net cash provided by operating activities was $9.3 million and was the result of net income of $10.3 million, non-cash revenues and expenses totaling $14.3 million and other changes in operating assets and liabilities of $15.3 million credit. The significant non-cash revenues and expenses included (i) $16.6 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $6.1 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.6 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (iv) $14.0 million in depreciation and amortization, (v) $1.6 million in impairment of assets, offset by (vi) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the year ended December 31, 2011, (vii) $0.7 million in gain from disposal of assets, (viii) $8.6 million in reduction of deferred income tax liability related to the Tempus Resorts Acquisition, and (ix) $14.3 million in gain on bargain purchase from business combination related to the Tempus Resorts Acquisition.
During the year ended December 31, 2010, net cash provided by operating activities was $66.0 million and was the result of a net loss of $19.2 million, non-cash revenues and expenses totaling $31.8 million and other changes in operating assets and liabilities of $53.4 million. The significant non-cash revenues and expenses include (i) $12.7 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $2.5 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.0 million in amortization of capitalized loan origination costs and portfolio discounts, (iv) $11.9 million in depreciation and amortization, (v) $1.1 million loss on extinguishment of debt, (vi) $3.3 million in impairment of assets, offset by (vii) $1.9 million in gain on disposal of assets, (viii) $0.4 million reduction of deferred income tax liability, (iv) $0.2 million gain on mortgage repurchase and (x) $0.3 million in unrealized gain on derivative instruments.
          Cash Flow From Investing Activities. During the year ended December 31, 2012, net cash used in investing activities was $69.3 million, comprised of (i) $14.3 million used to purchase furniture, fixtures, computer software and equipment, (ii) $51.6 million used in connection with the PMR Acquisition, and (iii) $4.5 million used in connection with the Aegean Blue Acquisition (net of $2.1 million of cash acquired), offset by (iv) $1.1 million in proceeds from the sale of assets in our European operations. In addition to the $51.6 million cash consideration paid in the PMR Acquisition, we assumed $1.7 million of liabilities in that transaction. The fair value of the acquired assets was $87.0 million based on a valuation report, resulting in a gain on bargain purchase of $20.1 million and a deferred tax liability of $13.6 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired. In addition to the $4.5 million of cash consideration paid in the Aegean Blue Acquisition, we assumed $12.2 million of liabilities in that transaction. The fair value of the assets acquired was $16.7 million based on a valuation report prepared internally, resulting in a gain on bargain purchase of $0.1 million.
During the year ended December 31, 2011, net cash used in investing activities was $109.8 million, comprised of (i) $6.3 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, (ii) $102.4 million used in connection with the Tempus Resorts Acquisition (net of $2.5 million of cash acquired), (iii) $3.5 million issuance of the

Tempus Note Receivable described below, offset by (iv) $2.4 million in proceeds from the sale of assets in our European operations. In addition to the $104.9 million cash consideration paid in the Tempus Resorts Acquisition, we assumed $8.5 million of liabilities in that transaction. The fair value of the acquired assets was $136.3 million based on a valuation report, resulting in a gain on bargain purchase of $14.3 million and a deferred tax liability of $8.6 million stemming from the difference between treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired.
During the year ended December 31, 2010, net cash used in investing activities was $37.4 million, comprised of (i) $5.6 million used to purchase furniture, fixtures, computer software and equipment, (ii) $30.7 million used in connection with the ILX Acquisition, and (iii) $3.0 million issuance of the Tempus Note Receivable described below, offset by (iv) $1.9 million in proceeds from the sale of assets in our European operations. In addition to the $30.7 million cash consideration paid in the ILX Acquisition, we assumed $4.2 million of liabilities in that transaction. The fair value of the acquired assets was $34.9 million based on a valuation report.
           Cash Flow From Financing Activities. During the year ended December 31, 2012, net cash provided by financing activities was $45.5 million. Cash provided by financing activities consisted of (i) $119.8 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $80.7 million from issuance of notes payable. These amounts were offset by cash used in financing activities consisting of (i) $114.7 million in repayments on our securitizations and Funding Facilities, (ii) $31.3 million in repayments on notes payable, (iii) a $6.4 million increase in cash in escrow and restricted cash, and (iv) $2.6 million of debt issuance costs.
During the year ended December 31, 2011, net cash provided by financing activities was $93.0 million. Cash provided by financing activities consisted of (i) $206.8 million from the issuance of debt under our securitization notes and conduit facility, (ii) $48.2 million in notes payable and (iii) $146.7 million in equity investment received from new investors. These amounts were offset by cash used in financing activities consisting of (i) $138.9 million on our securitizations and conduit facility, (ii) $16.9 million on notes payable, (iii) $5.5 million of debt issuance costs, (iv) $16.6 million to purchase a portion of our outstanding stock warrants, (v) $16.4 million to repurchase a portion of common units, (vi) $108.7 million to redeem all previously-issued preferred units, (vii) $4.6 million in costs related to preferred and common units issued and (viii) a $1.0 million increase in cash in escrow and restricted cash.
During the year ended December 31, 2010, net cash used in financing activities was $18.3 million. Cash used in financing activities consisted of net payments of (i) $90.2 million on our securitizations and our 2008 Conduit Facility, (ii) $397.6 million on our first and second lien facilities, (iii) $8.2 million on notes payable, (iv) $19.1 million of debt issuance costs, (v) $75.0 million to repurchase equity previously held by another minority institutional investor, (vi) $2.9 million in payments related to the 2010 equity recapitalization, and (vii) $0.1 million in payments for a derivative asset. These amounts were offset by cash generated from financing activities of (i) $414.4 million from our issuance of the Senior Secured Notes, (ii) $54.1 million from the issuance of debt under our securitization notes and conduit facility, (iii) $20.8 million from issuance of other notes payable, (iv) $75.0 million in equity investment received from Guggenheim Partners, LLC, and (v) $10.5 million due to a decrease in cash in escrow and restricted cash.
          Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The proceeds from the Senior Secured Notes were used primarily to repay all of the outstanding indebtedness under our then-existing revolving line of credit and first and second lien facilities. The Notes Indenture contains covenants that limit our ability and the ability of our special-purpose subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. As of December 31, 2012, we were in compliance with the above covenants. The Senior Secured Notes mature in August 2018 and may be redeemed by us at any time pursuant to the terms of the Senior Secured Notes. If we redeem, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If we redeem all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.
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
2008 Conduit Facility, 2009 Securitization, 2011 Securitization, and 2013 Securitization. On November 3, 2008, we entered into agreements for our 2008 Conduit Facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, we entered into an amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75.0 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans. We are currently in the process of negotiating the extension of the 2008 Conduit Facility with the lenders of this facility and expect to renew this facility before its expiration date.
The 2008 Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2012, our interest coverage ratio was 2.43x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2012, our leverage ratio was 3.43x. Covenants in the 2008 Conduit Facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through December 31, 2010 and must exceed $15.0 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of December 31, 2012, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $17.0 million. As of December 31, 2012, we were in compliance with all of these covenants.
On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay down the $148.9 million outstanding principal balance under our 2008 Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under our 2008 Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.

On January 23, 2013, we completed a securitization transaction and issued the DROT 2013 Notes, with a face value of $93.6 million. The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the outstanding principal balance under our 2008 Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.
 Quorum Facility. Our subsidiary, DRI Quorum 2010 LLC (“DRI Quorum”), entered into a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015, provided that Quorum may further extend the term for additional one-year periods by written notice. Through December 31, 2012, the weighted average purchase price payment was 89.6% of the obligor loan amount and the weighted average program purchase fee was 6.3%.
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”). In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
           Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On November 23, 2010, Tempus Acquisition, LLC, one of our wholly-owned subsidiaries, entered into a Credit and Security Agreement with an affiliate of Guggenheim, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. The Credit and Security Agreement was a revolving loan facility with a maximum principal amount of $8.0 million, the proceeds of which were used exclusively for the following purposes: (i) to provide Tempus Acquisition, LLC with funds to lend to Tempus Resorts International, Ltd. and certain of its subsidiaries, pursuant to a debtor-in-possession financing order entered by the U.S. Bankruptcy Court for the Middle District of Florida (“DIP Financing” or “Tempus Note Receivable”), for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing; and (ii) to provide $1.5 million for the “Deposit,” as defined and provided in the Agreement for Purchase and Sale of Assets to purchase certain assets of Tempus Resorts International, Ltd. and its subsidiaries. The term of the Credit and Security Agreement ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the Tempus Resorts Acquisition.

On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, which is an affiliate of the Silver Rock Investors (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC is required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012 and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC is also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions have been made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 21, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the Wellington Management Investors became lenders under this credit facility in connection with a December 2012 amendment to the Tempus Acquisition Loan.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the “Mystic Dunes Loan"). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.

Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. Between July 1, 2011 and December 31, 2011 and during the year ended December 31, 2012, Mystic Dunes, LLC made additional principal payments of $3.1 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bears interest at a rate that is the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through June 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bears interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the "Tempus Loans."
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
           PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPMA completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.

In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into the PMR Acquisition Loan. The PMR Acquisition Loan is collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and matures on May 21, 2016.

The PMR Acquisition Loan provides that, (i) DPMA is required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA shall make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and associated closing costs.

On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan will provide debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6% per annum, provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.

DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.

Notes Payable. We finance premiums on certain insurance policies under unsecured notes. One of the unsecured notes matured in February 2013 and carried an interest rate of 3.1% per annum. The other unsecured note is scheduled to mature in September 2013 and carries an interest rate of 3.2% per annum. In addition, we purchased certain software licenses during the year ended December 31, 2012 with monthly interest-free payments due for the next two years and this obligation was recorded at fair value as of December 31, 2012 using a discount rate of 5.7%.
The following table presents selected information on our borrowings as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	December 31, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(8,509)			—	—	(9,454)
2008 Conduit Facility (1)(2)(4)	75,000	4.5%	4/12/2013	95,083	—	22,070
PMR Acquisition Loan (1)(3)(4)(5)	62,211	20.5%	5/21/2016	—	—	—
Quorum Facility (1)(2)	52,417	6.3%	12/31/2015	56,420	27,584	31,733
Tempus Acquisition Loan (1)(3)(4)(5)	50,846	19.8%	6/30/2005	—	—	42,658
Diamond Resorts Owners Trust Series 2009-1 (1)(2)	50,025	9.5%	3/20/2026	90,002	—	84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1 (2)	(441)			—	—	(659)
Tempus Receivables Loan (1)(2)(4)	44,027	10.0%	7/1/2015	57,483	—	63,035
Payments in transit (1)(2)(4)	(1,150)			—	—	(1,886)
10% participation interest (Tempus Acquisition, LLC) (1)(2)(4)	(5,945)			—	—	(6,799)
Diamond Resorts Owners Trust Series 2011-1 (1)(2)	36,849	4.0%	3/20/2023	37,599	—	51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1 (2)	(312)			—	—	(395)
ILXA Inventory Loan (1)(3)(4)	15,939	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)(2)(4)	5,832	10.0%	8/31/2015	3,814	—	7,420
Tempus Inventory Loan (1)(3)(4)	2,992	7.5%	6/30/2016	—	—	3,599
Notes payable-insurance policies (3)	2,366	3.1%	Various	—	—	1,814
Note Payable-RFA fees (1)(3)(4)	1,395	10.0%	6/20/2014	—	—	2,170
DPM Inventory Loan (1)(3)(4)	1,267	8.0%	7/31/2029			—
Notes payable-other (3)	872	5.6%	Various	—	—	56
Notes payable-other (1)(3)(4)	18	—%	11/18/2015	—	—	130
Total	$810,699			$340,401	$27,584	$737,955

(1) Non-recourse indebtedness
(2) Securitization notes and Funding Facilities
(3) Other notes payable
(4) Borrowing through special-purpose subsidiaries
(5) Borrowing from Guggenheim Corporate Funding, LLC, a related party
See Note 15— Borrowings of our consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.
Future Capital Requirements. Except with respect to the Senior Secured Notes, a substantial amount of our indebtedness is non-recourse, including the DROT 2011 Notes, the DROT 2009 Notes, the 2008 Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Loans and the PMR Acquisition Loan. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRP for principal and interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes. Over the next twelve months, we expect that our cash flows from operations and the borrowings under the Funding Facilities will be available to cover the interest payments due under the Senior Secured Notes and fund our operating expenses and other obligations.
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
 Deferred Taxes. As of December 31, 2012, we had available approximately $226.9 million of unused federal net operating loss carry-forwards, $197.0 million of unused state net operating loss carry-forwards, and $113.6 million of foreign net operating loss carry-forwards with expiration dates from 2017 through 2029 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Even with the limitation, $93.0 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation applicable to a portion of our alternative minimum tax net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
FLRX is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
FLRX appealed the verdict. On November 14, 2011, we received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries is party to this lawsuit. Sunterra Corporation was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleges two claims for alter ego and fraudulent conveyance, seeks to hold DRP and DRC liable for the judgment entered against FLRX. Plaintiffs claim that the defendants manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX.
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. The parties are currently engaged in written discovery. We intend to vigorously defend against these claims.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of December 31, 2012, we had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
Off-Balance Sheet Arrangements. As of December 31, 2012, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

           Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of December 31, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes, including interest payable	$711,875	$51,000	$102,000	$102,000	$456,875
Securitization notes payable, including interest payable (1)	205,080	75,241	118,393	4,781	6,665
Conduit facility, including interest payable (1)	76,079	76,079	—	—	—
Notes payable, including interest payable	183,151	39,568	102,484	40,534	565
Purchase obligations	2,277	2,277	—	—	—
Operating lease obligations	38,948	8,879	13,762	12,184	4,123
Total	$1,217,410	$253,044	$336,639	$159,499	$468,228

(1)	Assumes certain estimates for payments and cancellations on collateralized outstanding mortgage receivables.
             Information Regarding Geographic Areas of Operation. We currently conduct our Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. Our North America operations include our branded resorts in the continental U.S., Hawaii, Mexico and the Caribbean, and our Europe operations include our branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece. The following table reflects our total revenue and assets by geographic area for the periods presented (in thousands):

	For the Year ended December 31,
	2012	2011	2010
Revenue
North America	$476,053	$346,803	$325,710
Europe	47,615	44,218	45,115
Total Revenues	$523,668	$391,021	$370,825

	December 31, 2012	December 31, 2011
Mortgages and contracts receivable, net
North America	$310,955	$281,958
Europe	1,977	1,344
Total mortgages and contracts receivable, net	$312,932	$283,302

Unsold Vacation Interest, net
North America	$275,352	$233,721
Europe	40,515	23,084
Total unsold Vacation Interest, net	$315,867	$256,805

Property and equipment, net
North America	$50,643	$43,697
Europe	4,477	4,480
Total property and equipment, net	$55,120	$48,177

Intangible assets, net
North America	$103,141	$63,882
Europe	9,357	4,227
Total intangible assets, net	$112,498	$68,109

Total long-term assets, net
North America	$740,091	$623,258
Europe	56,326	33,135
Total long-term assets, net	$796,417	$656,393

New Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update requires presentation of reclassifications from accumulated other comprehensive income to net income either on the face of the income statement or in a single footnote, but does not require any new information to be disclosed. For SEC reporting companies, this update is effective for the interim and annual periods beginning after December 15, 2012. We have adopted ASU 2013-02 as of our interim period ending March 31, 2013. The adoption of this update has not had any impact on our financial statements as we have not had any reclassifications from accumulated other comprehensive income to net income.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we are hereby making an irrevocable election not to take advantage of this extended transition period provided in Section 7(a)(2)(B) of the Securities Act as allowed by Section 107(b)(1) of the JOBS Act.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net income (loss) during any of our three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs, as well as the rates we charge on our consumer loans, may be affected.
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our first and second lien facilities, lines of credit and Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At December 31, 2012, our derivative financial instruments consisted of six interest rate cap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
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
Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our mortgages and contracts receivable generally bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
As of December 31, 2012, 15.2% of our long-term debt, or $123.2 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at December 31, 2012 and assuming a one percentage point increase in the 2012 average interest rate payable on these borrowings, it was estimated that our 2012 interest expense would have increased and net income would have decreased by $0.5 million for the year ended December 31, 2012.
           Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling for operations in our European managed resorts and European VOI sales and Mexican Pesos for our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations in foreign currency exchange rates may affect our reported results of operations" elsewhere in this annual report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Financial Statements and Financial Statements Index" commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table contains information with respect each person who currently serves as a manager or executive officer of DRP. Mr. Cloobeck, our founder and Chairman, and our three executive officers are not employed or compensated directly by us, but are rather employed and compensated by HM&C, a company beneficially owned by Mr. Cloobeck. Pursuant to the HM&C Agreement, HM&C provides certain services to us, including the services of Mr. Cloobeck, our three executive officers and approximately 40 other officers and employees. For additional information regarding the HM&C Agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
The descriptions below include each such person's service as a member of the board of managers or executive officer of DRP:

Name	Age(1)	Principal Position
Stephen J. Cloobeck .........................................	51	Chairman of the Board
David F. Palmer ...............................................	51	President, Chief Executive Officer and Manager
C. Alan Bentley ...............................................	53	Executive Vice President and Chief Financial Officer
Howard S. Lanznar .........................................	57	Executive Vice President and Chief Administrative Officer
Lowell D. Kraff ..............................................	52	Manager
B. Scott Minerd ..............................................	54	Manager
Zachary D. Warren .........................................	39	Manager
(1) Ages are as of January 1, 2013.
Stephen J. Cloobeck has served as Chairman of the board of managers of DRP since April 2007. Mr. Cloobeck provides strategic oversight and direction for our hospitality services, including services provided to our managed resorts. From April 2007 through December 2012, Mr. Cloobeck also served as Chief Executive Officer of DRP. Mr. Cloobeck has over 25 years of experience in the vacation ownership industry, and the development, construction, management, operations, marketing and sales of real estate properties, including vacation ownership resorts, hotels, retail shopping centers, office and apartment buildings. Mr. Cloobeck coordinated the development of the Polo Towers Resort and spearheaded the design of Marriott's Grand Chateau vacation ownership resort, through Diamond Resorts, LLC, a group of affiliated companies that was founded in 1999. Mr. Cloobeck is a member of the American Resort Development Association ("ARDA") and is active in a wide range of community affairs on the local, state and national levels. In September 2010, Mr. Cloobeck was appointed by the U.S. Secretary of Commerce Gary Locke as a Director to the Corporation for Travel Promotion for the U.S. and was elected Chairman of the Board in October 2010. Mr. Cloobeck was also a member of the Board of Directors for the Nevada Cancer Institute from 2003 to 2010, serving as Chairman of the Board for the last year that he was on the Board. In addition, Mr. Cloobeck has worked with many charities and civic organizations, including the Prostate Cancer Foundation, Kids Charities.org, the Police Athletic League, Boy Scouts of America, Inner City Games, the Alzheimer's Association, the Andre Agassi Charitable Foundation, and Autism Speaks, and is a founder of the Brent Shapiro Foundation for Drug Awareness. Mr. Cloobeck received a B.A. in Psychobiology from Brandeis University.
Our board of managers believes that Mr. Cloobeck, as our founder and the former Chief Executive Officer of DRP, should serve as a manager because of Mr. Cloobeck’s unique understanding of the opportunities and challenges that we face and his in-depth knowledge about our business, including our customers, operations, key business drivers and long-term growth strategies, derived from his 25 years of experience in the vacation ownership industry and his service as our founder and former Chief Executive Officer.
David F. Palmer has served as President of DRP, and as a member of its board of managers, since September 2010. Mr. Palmer was appointed Chief Executive Officer of DRP effective as of January 1, 2013. Mr. Palmer served as Chief Financial Officer of DRP from April 2007 through December 2012. Mr. Palmer has over 20 years of experience as a private equity/financial professional. Mr. Palmer served as a managing director of Trivergance, LLC, which he co-founded with Lowell D. Kraff, from its formation in June 2006 to July 2010. From September 2002 to December 2006, he served as a member of Onyx Capital Ventures, LLC, a private equity firm and minority business enterprise that specialized in investing in middle-market minority business enterprises. From 1996 to 2002, he was a principal of Vision Capital Partners, LLC, and was a founder of Velocity Capital, LLC. Both merchant banking partnerships focused on early stage venture capital and private equity investments. From 1989 to 1999, Mr. Palmer served as vice president of corporate development for Farley Industries, Inc., a diversified holding company with interests in the automotive, industrial and apparel industries. From 2003 to 2006, Mr. Palmer served as Chairman of the Board of Directors of CiDRA Corporation, an industrial and optical services provider to the oilsands, minerals processing and pulp and paper industries. Mr. Palmer received an A.B. in Physical Chemistry from Hamilton College and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.
Our board of managers believes that Mr. Palmer should serve as a manager because of his significant executive experience, his financial and investment expertise and his extensive knowledge of our business and operations, which he has acquired through his service as our Chief Executive Officer and former Chief Financial Officer.
C. Alan Bentley has served as Executive Vice President and Chief Financial Officer of DRP since January 1, 2013. In addition, since September 2008, Mr. Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of DRP. Mr. Bentley is also a partner at Mackinac Partners, LLC, a financial advisory firm, which has provided services to DRP since April 2007. Mr. Bentley has over 30 years of broad-based business experience with extensive expertise in the areas of corporate restructuring, business management and strategic planning, complex financing transactions, capital formation, mergers and acquisitions, and financial and SEC reporting. Prior to joining Mackinac Partners, LLC, Mr. Bentley was a managing director at KPMG LLP and a senior manager at Arthur Andersen & Co. In addition, Mr. Bentley previously served as Executive Vice President and Chief Financial Officer of Swifty Serve Corporation and Pic N' Save, Inc. Mr. Bentley received a B.S. in Accounting from Western Kentucky University. He is a Certified Public Accountant and a member of the Board of Directors of the Resort Development Organization, an industry trade group in Europe.
Howard S. Lanznar, who joined DRP in September 2012, is its Executive Vice President and Chief Administrative Officer. Prior to joining DRP, Mr. Lanznar was a partner of Katten Muchin Rosenman LLP for over 20 years, previously serving as Chair of that firm's National Corporate Practice, and he remains a partner in that firm. He has also served as general counsel of Fruit of the Loom, Inc., an international apparel company. Preceding his legal career, he worked in marketing management for the Procter & Gamble Company. Mr. Lanznar received a B.A.in Philosophy from Amherst College where he was elected to Phi Beta Kappa, and a law degree from the University of Chicago Law School, where he was a member of The University of Chicago Law Review.
Lowell D. Kraff has served as a member of the board of managers of DRP since April 2007. Mr. Kraff has spent his career in the private equity, merchant banking and investment banking fields. He has been a principal equity investor for over 15 years, participating in leveraged buyouts, growth equity and early stage venture capital transactions. Mr. Kraff co-founded Trivergance, LLC with Mr. Palmer in June 2006, and has served as a managing member since its formation. From July 2001 to June 2006, Mr. Kraff was a founding principal of Connecting Capital & Partners, LLC, a merchant banking company organized to make principal investments in alternative assets and provide limited strategic investment banking advice. From June 1996 to July 2001, Mr. Kraff also served as a founding principal of Vision Capital Partners, LLC. At Vision Capital, Mr. Kraff and his partners sourced proprietary deals and invested in several early stage and growth capital opportunities. He currently is a member of the Board of Directors of Luumena, a transactional marketing services firm. Mr. Kraff received a B.S. from The Wharton School, University of Pennsylvania and an M.B.A. from the University of Chicago.
Our board of managers believes that Mr. Kraff should serve as a manager because of his financial and investment expertise and his extensive knowledge of our business and operations, which he has acquired through his service as a member of the board of managers of DRP. His experience in the private equity and investment banking industry adds investment management and analysis experience, which is useful to our board of managers when reviewing potential acquisitions, joint ventures and other strategic transactions.
B. Scott Minerd has served as a member of the board of managers of DRP since August 2010. Mr. Minerd joined Guggenheim Partners, LLC in1998. Mr. Minerd is Chief Investment Officer of Guggenheim Partners Asset Management and its affiliate, Guggenheim Investment Management, LLC, and a managing partner of Guggenheim Partners, LLC. Pursuant to the Fifth Amended and Restated Operating Agreement of DRP, dated as of October 15, 2012, Guggenheim Partners, LLC has appointed Mr. Minerd to the board of managers of DRP. He was formerly a Managing Director with Credit Suisse First Boston in charge of trading and risk management for the Fixed Income Credit Trading Group. Mr. Minerd has also held capital markets positions with Morgan Stanley, Merrill Lynch and Continental Bank and was a Certified Public Accountant for Price Waterhouse. Mr. Minerd holds a B.S. degree in Economics from The Wharton School, University of Pennsylvania, and has completed graduate work at the University of Chicago Graduate School of Business and The Wharton School, University of Pennsylvania.

Our board of managers believes that Mr. Minerd should serve as a manager because of his financial and investment expertise, experience in capital markets and his extensive knowledge of our business and operations, which he has acquired through his service as a member of the board of managers of DRP. As a managing partner of one of the world’s most prominent financial services firms, Mr. Minerd also contributes general expertise in investment evaluation and management, enhancement of balance sheet and financial strength, entrepreneurialism, management of credit and credit agreements and management of banking and investment banking relationships.
Zachary D. Warren has served as a member of the board of managers of DRP since June 2010. Mr. Warren is a managing director of Guggenheim Partners, LLC, where he has participated in numerous financings. Pursuant to the Fifth Amended and Restated Operating Agreement of DRP, dated as of October 15, 2012, Guggenheim Partners, LLC has appointed Mr. Warren to the board of managers of DRP. Mr. Warren has over 15 years of experience in the equity and corporate debt markets, with a focus on making direct debt investments in middle-market companies. Mr. Warren received a B.A.in Economics from the College of William and Mary and an M.B.A. from the Anderson School at UCLA.

Our board of managers believes that Mr. Warren should serve as a manager because of his financial and investment expertise, experience in the equity and corporate debt markets and his extensive knowledge of our business and operations, which he has acquired through his service as a member of the board of managers of DRP. As a managing partner of one of the world’s most prominent financial services firms, Mr. Warren also contributes general expertise in investment evaluation and management, enhancement of balance sheet and financial strength, entrepreneurialism, management of credit and credit agreements and management of banking and investment banking relationships.
Section 16(a) Beneficial Ownership Reporting Compliance
None of our managers, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Exchange Act, with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Exchange Act.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that is applicable to all of our managers, officers and employees. In addition, we have adopted a separate Code of Ethics for Principal and Senior Financial Officers that is applicable to our chief executive officer, our chief financial officer and any other senior financial officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for Principal and Senior Financial Officers may be obtained, without charge, by any person upon written request to Janice Barr at 10600 West Charleston Boulevard, Las Vegas, Nevada 89135.
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

ITEM 11.     EXECUTIVE COMPENSATION
Executive Officer Compensation
Neither of Stephen J. Cloobeck and David F. Palmer, our only two executive officers during 2012 (the “Named Executive Officers”), received direct remuneration from DRP for services provided to us in 2011 and 2012. Rather, HM&C, an entity that is beneficially owned by Mr. Cloobeck, received an annual management fee pursuant to the HM&C Agreement described below. The Named Executive Officers were compensated pursuant to a services agreement with HM&C, as discussed below.
HM&C Management Services Agreement
Pursuant to the HM&C Agreement, HM&C provides two categories of management services to DRC: (i) executive and strategic oversight of the services we provide to HOAs and the Collections through our hospitality and management services operations, for the benefit of us and of the HOAs and the Collections ("HOA and Collection Management Services"); and (ii) executive, corporate and strategic oversight of our operations and certain other administrative services. HM&C provides us with services of Mr. Cloobeck, our three executive officers and approximately 40 other officers and employees (including Sheldon Cloobeck, the father of Mr. Cloobeck), each of whom devotes his or her full business time and attention to DRC. Pursuant to the HM&C Agreement, HM&C is entitled to receive (i) an annual management fee for providing HOA and Collection Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics determined by the board of directors of DRC, subject to certain minimum amounts set forth in the HM&C Agreement; and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. For the years ended December 31, 2012 and 2011, we incurred approximately $17.9 million and $16.9 million, respectively, in management fees, incentive payments and expense reimbursements in connection with the HM&C Agreement. These payments are reviewed and approved on an annual basis and may be increased as agreed to by the board of directors of DRC. However, the board of directors of DRC does not have authority to allocate the aggregate annual fees and incentive payments paid to HM&C to Mr. Cloobeck, our three executive officers or other officers and employees furnished by HM&C.

Pursuant to the HM&C Agreement, we also provide various perquisites to certain employees of HM&C, on HM&C's behalf, including personal use of company aircraft and private medical and health insurance costs and premiums. For each of the years ended December 31, 2012 and 2011, the total value of these perquisites (representing, in the case of personal use of company aircraft, the aggregate incremental cost to us for travel on company aircraft not related to company business, calculated by multiplying the hourly variable cost rate for the aircraft used by the hours used) provided by us to HM&C employees on behalf of HM&C was approximately $0.3 million. For additional information regarding the HM&C Agreement, see Item 13, “Certain Relationships, Related Party Transactions and Director Independence” below.
DRP does not maintain any employment agreements with its executive officers nor does DRP provide any change of control or similar benefits to its executive officers. As of December 31, 2012, DRP had not adopted any retirement, pension, profit sharing, stock option or other similar programs for the benefit of its executive officers or members of its board of managers, other than the 2012 Plan discussed below.
Board of Managers Compensation
Members of the board of managers of DRP receive no compensation from us for their services as members of the board or for attendance at board meetings, except that for the years ended December 31, 2012 and 2011, DRP provided Mr. Kraff, a non-executive member of the board of managers of DRP, with personal use of company aircraft. For each of the years ended December 31, 2012 and 2011, the total value of Mr. Kraff's personal use of company aircraft (representing the aggregate incremental cost to us for Mr. Kraff's travel on company aircraft not related to company business, calculated by multiplying the hourly variable cost rate for the aircraft used by the hours used) was approximately $0.1 million.
Members of the board of managers of DRP are reimbursed for expenses incurred in connection with attendance at board meetings.
Compensation Committee Interlocks and Insider Participation
We do not have a standing compensation committee or any committee performing similar functions. Our board of managers has determined not to directly compensate our executive officers or members of our board of managers. Accordingly, there were no deliberations concerning executive officer compensation in 2012.
Compensation Committee Report
As stated above, we do not have a standing compensation committee or any committee performing similar functions, and therefore no compensation committee report is included in this annual report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
In connection with the consummation of DRP's recapitalization transaction in July 2011, pursuant to which DRP sold Class A common units to institutional accredited investors, DRP agreed to issue options to Messrs. Cloobeck, Palmer and Kraff to mitigate the dilutive effect of this investment on Messrs. Cloobeck, Palmer and Kraff, in their respective capacities as indirect equityholders in DRP. In part to enable DRP to fulfill this obligation, in October 2012, DRP established the 2012 Plan, which authorized awards of Class B common units of DRP to participants in the 2012 Plan. See Item 13, "Certain Relationships and Related Transactions, and Director Independence-Issuance of Equity" for a description of the Class B common units issued in 2012 under the 2012 Plan. The following sets forth certain information regarding Class B common units of DRP authorized for issuance under the 2012 Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	—	—	8.5
Equity compensation plans not approved by security holders	—	—	—

(1)
On October, 15, 2012, we authorized and reserved for issuance 112.2 Class B common units under the 2012 Plan. As of December 31, 2012, 103.8 Class B common units had been issued pursuant to the 2012 Plan.

Security Ownership of Management and Certain Equityholders

All of the outstanding common stock of DRC is held by Diamond Resorts Holdings, LLC. There is no established public trading market for the common stock of DRC. All of the outstanding equity of Diamond Resorts Holdings, LLC is held by DRP.
The following table sets forth certain information regarding beneficial ownership of common equity units of DRP, our indirect parent company, as of March 15, 2013, for:

•	each of our managers;

•	each of our Named Executive Officers;

•	all of our managers and executive officers as a group; and

•	each person known to us to beneficially own more than 5% of our voting securities.
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

Beneficial Owner	Amount and Nature of Beneficial Ownership of Class A Common Units	Percentage of Class A Common Units Outstanding(1)	Amount and Nature of Beneficial Ownership of Class B Common Units	Percentage of Class B Common Units Outstanding(1)
Managers and Executive Officers
Stephen J. Cloobeck(2)(3)	906.5	65.3%	3.2	3.1%
David F. Palmer(4)	161.1	11.6%	29.6	28.6%
Lowell D. Kraff(5)	176.4	12.7%	33.5	32.2%
B. Scott Minerd(6)	—	—	—	—
Zachary D. Warren(7)	—	—	—	—
All managers and executive officers as a group (7 persons) (2)(3)(4)(5)(6)(7)(8)	914.4	65.9%	96.3	92.8%
5% Beneficial Owners
Cloobeck Diamond Parent, LLC(2)	906.5	65.3%	—	—
DRP Holdco, LLC(9)	293.1	21.1%	—	—
Wellington Management Company, LLP(10)	280.9	20.2%	—	—

(1)
Represents the percentage of total voting power and the percentage ownership of common equity units beneficially owned by each identified unit holder and all managers and executive officers as a group. As of December 31, 2012 there were 1,387.8 Class A common equity units outstanding and 103.8 Class B common equity units outstanding.

(2)
Includes (a) an aggregate of 128.4 Class A common units of DRP which 1818 Partners, LLC may acquire from DRP Holdco, LLC and the Silver Rock Investors pursuant to a call option, and (b) all Class A common units of DRP held by CDP, (730.1 Class A common units), 1818 Partners, LLC, (32.7 Class A common units), Trivergance Diamond Sub, LLC (12.7 Class A common units) and LDK Holdco, LLC (2.7 Class A common units). Mr. Cloobeck is the sole manager of CDP and controls three entities which collectively hold 100% of the outstanding voting securities and a majority of the outstanding non-voting equity securities (which have the same economic rights as the voting securities) of CDP. Mr. Cloobeck and certain trusts, of which Mr. Cloobeck is trustee, beneficially own all outstanding equity interests in such entities. As a result, Mr. Cloobeck has sole power to vote and dispose of all common units of DRP held by CDP. Through voting agreements with CDP, Mr. Cloobeck also has the sole power to vote all common units of DRP owned by 1818 Partners, LLC, Trivergance Diamond Sub, LLC and LDK Holdco, LLC (other than in limited circumstances where the result of a vote would have a disproportionate effect on the common units of DRP held by any such holder). Mr Cloobeck also has shared dispositive power with respect to all of the Class A common units held by 1818 Partners, LLC.

(3)	Mr. Cloobeck directly holds 3.2 Class B common units of DRP.

(4)
Includes (a) an aggregate of 128.4 Class A common units of DRP which 1818 Partners, LLC may acquire from DRP Holdco, LLC and the Silver Rock Investors pursuant to a call option, and (b) all Class A common units of DRP held by 1818 Partners, LLC with respect to which Mr. Palmer has shared dispositive power with Messrs. Cloobeck and Kraff. Mr. Palmer indirectly holds equity interests in Trivergance Diamond Holdings, LLC ("TDH") and another entity, which in turn hold non-voting equity interests in CDP. Mr. Palmer indirectly holds equity interests in 1818 Partners, LLC that are subject to a voting agreement with CDP. Mr. Palmer also directly holds 29.6 Class B common units of DRP.

(5)
Includes (a) an aggregate of 128.4 Class A common units of DRP which 1818 Partners, LLC may acquire from DRP Holdco, LLC and the Silver Rock Investors pursuant to a call option, and (b) all Class A common units of DRP held by 1818 Partners, LLC, LDK Holdco, LLC and Trivergance Diamond Sub, LLC, in each case with respect to which Mr. Kraff has shared dispositive power (with Messrs. Cloobeck and Palmer in the case of the Class A common units held by 1818 Partners, LLC) . Mr. Kraff indirectly holds equity interests in TDH and another entity, which in turn hold non-voting interests in CDP. Mr. Kraff also indirectly holds equity interests in 1818 Partners, LLC that are subject to a voting agreement with CDP and indirectly holds equity interests in LDK Holdco, LLC and Trivergance Diamond Sub, LLC. The Class A common units of DRP held by LDK Holdco, LLC and the Class A common units of DRP held by Trivergance Diamond Sub, LLC are subject to a voting agreement with CDP. Mr. Kraff also directly holds 33.5 Class B common units of DRP.

(6)	Mr. Minerd is a managing partner of Guggenheim Partners, LLC. Clients of and funds managed by affiliates of Guggenheim Partners, LLC beneficially own 293.1 of the Class A common units.

(7)	Mr. Warren is a managing director of Guggenheim Partners, LLC. Clients of and funds managed by affiliates of Guggenheim Partners, LLC beneficially own 293.1 of the Class A common units.

(8)
Includes 15.0 Class B common units held directly by Mr. Lanznar and 7.8 Class A common units held by DRP Friends Holding, LLC, over which Mr. Lanznar has sole voting and dispositive power as the manager of DRP Friends Holding, LLC, but in which Mr. Lanznar has no economic interest. Also includes 15.0 Class B common units held directly by Mr. Bentley.

(9)
The address for DRP Holdco, LLC, is 135 East 57th Street, New York, NY 10022. DRP is an investment vehicle managed by an affiliate of Guggenheim Partners, LLC, and has members that are clients of affiliates of Guggenheim Partners, LLC.

(10)
The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210. Wellington Management Company, LLP is an investment adviser registered under the Investment Advisers Act of 1940, as amended. The common units beneficially owned by Wellington Management Company, LLP, in its capacity as investment adviser, are owned of record by clients of Wellington Management Company, LLP. Those clients have the right to receive, or the power to direct the receipt of, distributions from, or the proceeds from the sale of, such common units. No such client is known to have such right or power with respect to more than five percent of the common units, except for The Hartford Capital Appreciation Fund, which owns 184.9 Class A common units of DRP, representing approximately 13.3% of outstanding Class A common units of DRP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HM&C Management Services Agreement
Pursuant to the HM&C Agreement, HM&C provides two categories of management services to DRC: (i) HOA and Collection Management Services; and (ii) executive, corporate and strategic oversight of our operations and certain other administrative services. HM&C provides us with services of Mr. Cloobeck, our three executive officers and approximately 40 other officers and employees (including Sheldon Cloobeck, the father of Mr. Cloobeck), each of whom devotes his or her full business time and attention to DRC. Pursuant to the HM&C Agreement, HM&C is entitled to receive (i) an annual management fee for providing HOA and Collection Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics determined by the board of directors of DRC, subject to certain minimum amounts set forth in the HM&C Agreement, and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. The HM&C Agreement also provides for the payment of additional fees to HM&C as and when agreed by DRC and HM&C in the event HM&C provides certain additional services to us for the benefit of HOAs and Collections or in connection with any acquisitions, financing transactions or other significant transactions undertaken by DRC or its subsidiaries. For the years ended December 31, 2012 and 2011, we incurred approximately $17.9 million and $16.9 million, respectively, in management fees, incentive payments and expense reimbursements in connection with the HM&C Agreement. These payments are reviewed and approved on an annual basis and may be increased as agreed to by the board of directors of DRC. However, the board of directors of DRC does not have authority to allocate the aggregate annual fees and incentive payments paid to HM&C to Mr. Cloobeck, our three executive officers or other officers and employees furnished by HM&C.
Pursuant to the HM&C Agreement, we also provide various perquisites to certain employees of HM&C, on HM&C's behalf, including personal use of company aircraft and private medical and health insurance costs and premiums. For the year ended December 31, 2012, the total value of these perquisites (representing, in the case of personal use of company aircraft, the aggregate incremental cost to us for travel on company aircraft not related to company business, calculated by multiplying the hourly variable cost rate for the aircraft used by the hours used) provided by us to HM&C employees on behalf of HM&C was approximately $0.3 million. If HM&C elects to provide its employees with employee benefits (in lieu of us providing such benefits) we are required to reimburse HM&C for the cost of providing these benefits. In addition, if HM&C terminates the employment of any of its employees following the termination of the HM&C Agreement, we are required to pay the premiums for continued health coverage under COBRA for each terminated employee.
Under the HM&C Agreement, HM&C is entitled to terminate the employment of any of its employees at any time and for any reason. In the event HM&C terminates the employment of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Administrative Officer or Executive Vice President, Global Human Resources, whether during the term, or immediately following the termination, of the HM&C Agreement, we are required to pay any severance payments payable to the terminated employees under the severance agreements then maintained by HM&C (provided they are no more favorable than any severance arrangements provided by DRC). The aggregate amount of these potential severance payments payable by us as of December 31, 2012 was approximately $6.5 million.
The HM&C Agreement has a term that is currently set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by us or HM&C. However, the HM&C Agreement will automatically terminate if (i) Mr. Cloobeck no longer serves as the Chairman (or similar position) of DRC or (ii) DRC undergoes a change of control (as defined in the HM&C Agreement), and each party is also entitled to terminate the agreement upon a material breach by or insolvency of the non-terminating party. Upon termination of the HM&C Agreement, HM&C will be entitled to all compensation, disbursements and payments which have been earned by HM&C through the date of termination (including any prorated portions of the respective annual management fees relating to HM&C’s provision of the HOA management services and the corporate management services, the annual incentive payment and reimbursement of operating expenses). Other than these obligations, there is no fee generated by, or otherwise payable due to, the termination of the HM&C Agreement.
HM&C provides, and in the future may provide, services to other companies, including companies controlled by Mr. Cloobeck, provided, however, that (i) HM&C is obligated to provide to us the full business time and attention of Messrs. Cloobeck and Palmer and any other employees who are or may in the future be employed by HM&C, (ii) HM&C is prohibited from competing with us during the term of the HM&C Agreement, and (iii) HM&C is prohibited from providing services to our direct competitors during the term of the HM&C Agreement. In the event that HM&C provides material services to other companies in the future, current or future employees of HM&C may devote substantial time and attention to these other companies (provided they comply with the restrictions described in the prior sentence), as well as to us. However, HM&C has not advised us that HM&C currently has any such plans. Under the HM&C Agreement, we are also generally required to indemnify HM&C for all losses, liabilities and expenses relating to any action taken or inaction not taken in good faith by HM&C on our behalf under the HM&C Agreement.
Aircraft Lease
In January 2012, we entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck, who is the Chairman of the board of managers of DRP, is a beneficial owner and a controlling party. Pursuant to this lease agreement, we lease an aircraft from N702DR, LLC and paid N702DR, LLC approximately $2.4 million pursuant to this lease agreement for the year ended December 31, 2012.
Guaranty of Senior Secured Notes and Aircraft Lease
In December 2011, in connection with the issuance of our Senior Secured Notes, Mr. Cloobeck and Cloobeck Companies, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and controlling party, entered into a guaranty in favor of one of our subsidiaries for the benefit of Wells Fargo Bank, National Association, the trustee for the holders of our Senior Secured Notes. Pursuant to this guaranty, Mr. Cloobeck and Cloobeck Companies, LLC jointly and severally guarantee the obligations of our subsidiary in connection with the Senior Secured Notes, including the obligation to make principal, premium and interest payments on our Senior Secured Notes when due. The combined liability of Mr. Cloobeck and Cloobeck Companies, LLC pursuant to this guaranty is limited to an aggregate of $66 million, and the guaranty automatically terminates on December 20, 2013, unless extended by Mr. Cloobeck in his sole and absolute discretion.
In December 2007, in connection with our lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees our lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC in connection with this aircraft lease. We paid Banc of America Leasing & Capital, LLC approximately $1.2 million pursuant to this lease agreement for the year ended December 31, 2012. We did not compensate Mr. Cloobeck for providing these guaranties.
Praesumo Agreement
In June 2009, we entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Kraff, who is currently a member of the board of managers of DRP, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to us to provide, among other things, acquisition, development and finance consulting services. In September 2012, the agreement was renewed for an additional one-year term, expiring August 31, 2013. In consideration of these services provided pursuant to this agreement, we paid to Praesumo Partners, LLC, in the aggregate, approximately $1.8 million and $3.4 million in fees and expense reimbursements during the years ended December 31, 2012 and 2011, respectively. This amount does not include certain travel-related costs paid directly by us.
Luumena and Technogistics
Mr. Kraff is also a beneficial owner of Luumena, LLC and Technogistics, LLC. Luumena, LLC provides us with digital media services. Technogistics, LLC provides us with direct marketing services. We paid Luumena, LLC approximately $0.8 million and $0.4 million during the years ended December 31, 2012 and 2011, respectively. We paid Technogistics, LLC approximately $1.9 million and $1.3 million during the years ended December 31, 2012 and 2011, respectively.
Trivergance Business Resources
Mr. Kraff is also a beneficial owner of Trivergance Business Resources, LLC. Commencing on January 1, 2013, Trivergance Business Resources, LLC began providing promotional, product placement, marketing, public relations and branding services to us, including the development of a new consumer marketing website.
Guggenheim Relationship
Messrs. Warren and Minerd, who are currently members of the board of managers of DRP, are principals of Guggenheim Partners, LLC. Pursuant to the Fifth Amended and Restated Operating Agreement of DRP, dated as of October 15, 2012, Guggenheim Partners, LLC has the right to appoint two members to the board of managers of DRP, subject to certain security ownership thresholds, and Messrs. Warren and Minerd have served as members of the board of managers of DRP as the appointees of Guggenheim Partners, LLC.

Also, an affiliate of Guggenheim is currently an investor in our DROT 2009 Notes and DROT 2011 Notes.
In connection with the Tempus Resorts Acquisition, Tempus Acquisition, LLC, one of our wholly-owned subsidiaries, entered into a Credit and Security Agreement, dated November 23, 2010, with an affiliate of the Guggenheim Investor, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. This loan was a revolving facility with a maximum principal amount of $8 million, with an interest rate of 10%. This loan was repaid on July 1, 2011 in connection with the consummation of the Tempus Resorts Acquisition. During 2011, Tempus Acquisition, LLC made an aggregate $0.2 million in interest payments and an aggregate $6.5 million in principal payments on the loan.
On July 1, 2011, we completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its subsidiaries through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund this acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, an affiliate of Guggenheim, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, which is an affiliate of the Silver Rock Investors. The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate amount of $41.1 million (which includes a $5.5 million revolving loan). The Tempus Acquisition Loan bears interest at a rate of 18.0% (of which 10.0% is paid currently and the remaining may be paid in cash or accrued and added to the principal amount of the loan), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial loan balance as of July 1, 2011 and is also required to pay an exit fee of up to 10% of the initial loan balance as of July 1, 2011 upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC is required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012 and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC is also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions have been made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 21, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the Wellington Management Investors became lenders under this credit facility in connection with a December 2012 amendment to the Tempus Acquisition Loan. During 2012, Tempus Acquisition, LLC made an aggregate of approximately $4.2 million in interest payments and approximately $9.3 million in principal payments on the Tempus Acquisition Loan.
On May 21, 2012, we completed the acquisition of certain assets of Pacific Monarch Resorts, Inc. and certain of its affiliates through DPMA. In order to fund this acquisition, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, an affiliate of Guggenheim, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, including some of the Wellington Management Investors, and Silver Rock Financial LLC, which is an affiliate of the Silver Rock Investors. The PMR Acquisition Loan is collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% is paid currently and the remaining accrued amount may be paid, at DPMA's election, in cash or accrued and added to the principal amount of the applicable term or revolving loan), and matures on May 21, 2016. The agreement provides that (i) DPMA is required to pay quarterly (a) to Guggenheim Corporate Funding, LLC, as administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA will make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0% of the initial loan amount. On May 21, 2012, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to Guggenheim Corporate Funding, LLC, as administrative agent, and certain lenders party thereto. On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan. During 2012, DPMA made an aggregate of approximately $3.9 million in interest payments and approximately $5.0 million in principal payments on the PMR Acquisition Loan.
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, a wholly-owned subsidiary of DRP, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, DRP issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, dated as of June 30, 2011, between DRP and Guggenheim Corporate Funding, LLC. The Tempus Warrant vests and becomes exercisable, subject to the provisions of the Tempus Warrant described below, upon the sixty-first day (the “Tempus Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any DRP Successor, a payment default by Tempus Acquisition, LLC (after expiration of applicable grace and care periods) under the Tempus Acquisition Loan, and a sale of DRP or DRC (a "Tempus Warrant Triggering Event"). Following a Tempus Warrant Triggering Event, the Tempus Warrant would become exercisable on the Tempus Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the Tempus Acquisition Loan from the date of the Tempus Warrant through the day immediately preceding the Tempus Warrant Exercise Date is less than a certain benchmark amount (the “Tempus Benchmark Amount”) as determined pursuant to the terms of the Tempus Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the Tempus Warrant. The purchase price for each common unit of DRP issuable upon exercise of the Tempus Warrant is $0.0001 per common unit. During the 60-day period following a Tempus Warrant Triggering Event, DRP or the DRP Successor, as applicable, has the option to purchase the Tempus Warrant from the holder for a cash payment equal to the Tempus Benchmark Amount, less any cash payments made on the Tempus Acquisition Loan from the date of the Tempus Warrant through the date of such Tempus Warrant Triggering Event. The Company determined that the Tempus Warrant had a nominal value as of December 31, 2012.
In connection with the funding of the PMR Acquisition Loan, DRP issued the PMR Warrant to Guggenheim Corporate Funding, LLC pursuant to a Warrant Agreement, dated as of May 21, 2012, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant vests and becomes exercisable upon the PMR Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date is less than the PMR Benchmark Amount as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of DRP issuable upon exercise of the PMR Warrant is $0.0001 per common unit. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—PMR Warrant (May 2012)" for additional information regarding the PMR Warrant. The Company determined that the PMR Warrant had a nominal value as of December 31, 2012.
Wellington Management Relationship
Certain investment advisory clients of Wellington Management Company, LLP, which are also Wellington Management Investors, are lenders under each of the Tempus Acquisition Loan and the PMR Acquisition Loan, as described above under “-Guggenheim Relationship.”
Mackinac Partners
Mr. Bentley, the Executive Vice President and Chief Financial Officer of DRP, is also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to us. The services provided by Mackinac Partners, LLC to DRP include advisory services relating to mergers and acquisitions, capital formation and corporate finance, litigation support, interim management services relating to our European subsidiary, and restructuring of certain subsidiaries. For the year ended December 31, 2012, we paid a total of approximately $5.0 million in fees and expense reimbursements to Mackinac Partners, LLC for a variety of consulting services provided to us.
Issuance of Equity
In connection with the July 2011 investment in DRP by the Wellington Management Investors, DRP agreed to issue options to Messrs. Cloobeck, Palmer and Kraff to mitigate the dilutive effect of this investment on Messrs. Cloobeck, Palmer and Kraff, in their respective capacities as indirect equityholders in DRP. In part to enable DRP to fulfill this obligation, in October 2012, DRP established its 2012 Plan, which authorized awards of Class B common units of DRP to participants in the 2012 Plan. In October 2012, DRP issued Class B common units of DRP under the 2012 Plan as follows: 3.165 Class B common units to Mr. Cloobeck, 29.630 Class B common units to Mr. Palmer and 33.458 Class B common units to Mr. Kraff in full satisfaction of DRP's agreement to issue options to these individuals as described above. These Class B common units were 100% vested as of the issuance date.
In October 2012, DRP also issued its Class B common units pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan. Messrs. Bentley and Lanznar were each issued 15.0 Class B common units. These Class B common units were 100% vested as of the grant date; however, because these Class B common units were tied to service to DRP, they are subject to forfeiture if the grantee's employment is terminated for cause (as defined in the applicable grant agreements) and are subject to repurchase by DRP (at its option) if the grantee's employment is terminated for any reason other than termination by DRP for cause. Under the award agreements, these Class B common units are not entitled to any distributions nor do they have any fair value unless and until the cumulative amount distributed to holders of DRP common units other than these Class B common units is at least equal to a specified amount. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for further information regarding the 2012 Plan.
Katten Muchin Rosenman LLP
Howard S. Lanznar, the Executive Vice President and Chief Administrative Officer of DRP, is a partner of the law firm of Katten Muchin Rosenman LLP. Katten Muchin Rosenman LLP rendered legal services to DRP and its subsidiaries in 2012 and continues to serve as our counsel, DRP and its subsidiaries paid aggregate fees of approximately $4.0 million to Katten Muchin Rosenman LLP during 2012.

Registration Rights Agreement
DRP is party to a Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, relating to the common units of DRP (which term, for purposes of such agreement, includes any “successor stock,” as such term is defined in the Fifth Amended and Restated Operating Agreement of DRP) held by CDP, 1818 Partners, LLC, the Guggenheim Investor, the Wellington Management Investors, and the Silver Rock Investors. CDP, 1818 Partners, LLC, the Guggenheim Investor, the Wellington Management Investors and the Silver Rock Investors are referred to as the “Existing Equityholders.” Under the Registration Rights Agreement, the Existing Equityholders party thereto have certain registration rights with respect to common units of DRP held by or issuable to such Existing Equityholders and any equity securities issued or issuable with respect thereto by way of unit or stock dividend or split or in connection with a combination, recapitalization or other reorganization (collectively, “Registrable Securities”).
Demand Registration Rights. The Registration Rights Agreement provides that after consummation of an underwritten public offering of common units of DRP or any other type of equity securities that, if held by any of the Existing Equityholders party to the Registration Rights Agreement, would constitute Registrable Securities, (i) the Guggenheim Investor (subject to certain minimum thresholds for ownership of common units of DRP), (ii) the Wellington Management Investors (subject to certain minimum thresholds for ownership of common units of DRP) or (iii) the holders of a majority of the Registrable Securities held by the Guggenheim Investor, the Wellington Management Investors and the Silver Rock Investors (collectively, the “Demand Right Investors”), may require that we register all or part of their common units, subject to certain conditions set forth in the Registration Rights Agreement. Upon receipt of a demand registration request, we will give notice to all other holders of Registrable Securities and will use our best efforts to effect the registration of all Registrable Securities requested to be registered pursuant to the demand registration and all other Registrable Securities requested to be registered by other holders of Registrable Securities in written notices delivered to us within 30 days of the demand notice. We will not be obligated to effect more than three demand registrations requested by the Demand Right Investors, other than short form registrations requested by the Demand Right Investors, for which we must accept an unlimited number of demand registration requests, subject to applicable minimum thresholds. We must pay all expenses in connection with these demand registrations. If a demand registration is an underwritten offering and the managing underwriters determine that the number of Registrable Securities requested to be included in such registration is too high, we may cut back the number of Registrable Securities to be included in the offering pursuant to these demand registration rights.
Piggyback Registration Rights. Under the Registration Rights Agreement, whenever we propose to register any common units of DRP under the Securities Act for our own account or for the account of any holder of such common units (other than (1) pursuant to a demand registration described above, (2) pursuant to a registration statement on Form S-4 or S-8 or any similar or successor form and other than in connection with a registration the primary purpose of which is to register debt securities (i.e., in connection with a so-called “equity kicker”), or (3) in connection with an underwritten public offering of our common units), we will give prompt written notice to all holders of Registrable Securities of our intention to effect such a registration and will use our best efforts to effect the registration of all Registrable Securities requested to be registered in written notices delivered to us within 30 days of the demand notice. We must pay all expenses in connection with these piggyback registrations. If the managing underwriters in an underwritten primary registration determine that the number of securities requested to be included in such registration is too high, we may cut back the number of securities to be included in the offering pursuant to these piggyback registration rights.
Holdback Agreement. Under the Registration Rights Agreement, we and the holders of Registrable Securities are prohibited from effecting any sale or distribution of our equity securities during the seven days prior to and the 180-day period beginning on the effective date of an underwritten public offering of our common units (except as part of such public offering) unless the underwriters managing such public offering otherwise agree (which agreement shall be equally applicable to all holders of Registrable Securities).
Policies and Procedures for Related Party Transactions
DRP currently has a written policy regarding review and approval of related party transactions. Pursuant to this policy, a related party transaction is a transaction in which DRP or any of its subsidiaries was, is or will be a participant and the amount involved exceeds $120,000 and in which any related party had, has or will have a direct or indirect interest. For purposes of the policy, a related party means the following:

•
any person who is, or at any time since the beginning of the last fiscal year was, a manager or executive officer of DRP, or a manager, director or officer of any company primarily engaged in providing the services of its employees to DRP (“Service Provider”) or a nominee to become a manager of DRP or a manager or director of any Service Provider;

•	any known beneficial owner of 5% or more of any class of DRP's voting securities;

•	any immediate family member of any of the foregoing persons; and

•	any entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
Under the policy, in the event that a related party transaction is identified prior to being consummated or amended, the transaction must be submitted to the audit committee of DRP, or if not practicable, to the chair of the audit committee, for approval.
Director Independence
As a privately-held company, we are not required to have independent directors on our board of managers and none of the members of our board of managers is independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees billed for professional services rendered by our independent registered public accounting firms, which include BDO USA, LLP, BDO UK, LLP, BDO Spain, LLP and BDO Portugal, LLP, (collectively "BDO") for the audit of our annual financial statements for fiscal year 2012 and fiscal year 2011 and aggregate fees billed in those same years for audit related services, and all other services rendered by BDO. The Audit Committee approved all of the fees presented in the table below:

	Independent Registered Public Accounting Firm Fees Paid Related to Fiscal 2012	Independent Registered Public Accounting Firm Fees Paid Related to Fiscal 2011
	BDO	BDO
Audit Fees (1)	$1,899,030	$1,324,800
Audit Related Fees (2)	132,154	104,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,031,184	$1,428,800

(1)
Principally fees for the audits of our consolidated annual financial statements, audits required in connection with the Tempus Resorts Acquisition and PMR Acquisition audits and subsequent annual audits, audits related to our

Registration Statement on Form S-4 effective on July 8, 2011, the review of our quarterly financial statements, and services provided in connection with our statutory and regulatory filings.

(2)	Principally audits related to our employee benefit plans, THE Club, as well as audits required by the lenders of our securitization notes and 2008 Conduit Facility.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures requiring audit committee review and approval in advance of all engagements for services provided by our independent registered public accounting firm. Prior to rendering any audit and non-audit professional services, BDO discusses such services with the Audit Committee, and the committee pre-approves the scope of such services and the related estimated fees. The scope of all audit and non-audit services rendered by BDO during the year ended December 31, 2012 was pre-approved by the Audit Committee.

During the approval process, the Audit Committee considers the impact of the scope of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor's independence, including compliance with the SEC rules and regulations.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Annual Report
1. Consolidated Financial Statements
See the consolidated financial statements required to be filed in this Form 10-K commencing on page F-1 hereof.
2. Exhibits

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of August 31, 2010, by and between ILX Acquisition, Inc. and ILX Resorts Incorporated and certain related entities identified therein (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

2.2
Asset Purchase Agreement, dated as of October 24, 2011, among Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., Operadora MGVM S. de R.L. de C.V., and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 28, 2011 (file number 333-172772)).

3.1
Articles of Incorporation of Diamond Resorts Corporation, as amended (f/k/a Sunterra Corporation; f/k/a Signature Resorts, Inc.; f/k/a KGK Resorts, Inc.) (incorporated by reference to Exhibit 3.1 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772)).

3.2
Second Amended and Restated Bylaws of Diamond Resorts Corporation (f/k/a Sunterra Corporation; f/k/a Signature Resorts, Inc.; f/k/a KGK Resorts, Inc.) (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772)).

4.1
Indenture, dated as of August 13, 2010, among Diamond Resorts Corporation, Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772)).

4.2
Security Agreement, dated August 13, 2010, among Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, Diamond Resorts Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 Diamond Resorts Corporation's Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772)).

4.3	Form of 12.00% Senior Secured Notes due 2018 (included in Exhibit 4.1).
10.1
Indenture, dated as of October 1, 2009, by and among Diamond Resorts Owner Trust 2009-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772)).

10.2
Note Purchase Agreement, dated as of October 9, 2009, by and between Diamond Resorts Owner Trust 2009-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.3
Purchase Agreement, dated as of April 30, 2010, by and between Diamond Resorts Finance Holding Company and DRI Quorum 2010 LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.4
Securities Purchase Agreement, dated as of June 17, 2010, by and between Diamond Resorts Parent, LLC and DRP Holdco, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.5
Receivables Loan and Security Agreement, dated as of August 31, 2010, by and between Textron Financial Corporation and ILX Acquisition, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.6
Inventory Loan and Security Agreement, dated as of August 31, 2010, by and between Textron Financial Corporation and ILX Acquisition, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.7
Securities Purchase Agreement, dated as of February 18, 2011, by and between Diamond Resorts Parent, LLC and the purchasers named therein (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.8
Indenture, dated as of April 1, 2011, by and among Diamond Resorts Owner Trust 2011-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to Diamond Resorts Corporation's Annual Report on Form 10-K filed on March 30, 2012 (file number 333-172772)).

10.9
Note Purchase Agreement, dated as of April 21, 2011, by and between Diamond Resorts Owner Trust 2011-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.8 to Diamond Resorts Corporation's Annual Report on Form 10-K filed on March 30, 2012 (file number 333-172772)).

10.10
Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed on August 15, 2011 (file number 333-172772)).

10.11
Loan and Security Agreement, dated as of June 30, 2011, by and between Resort Finance America, LLC and Mystic Dunes Receivables, LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed on August 15, 2011 (file number 333-172772)).

10.12
Loan and Security Agreement, dated as of June 30, 2011, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed on August 15, 2011 (file number 333-172772)).

10.13
Securities Purchase Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772)).

10.14
Redemption Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the other parties named therein (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772)).

10.15
Redemption Agreement, dated as of July 21, 2011, by and between Cloobeck Diamond Parent, LLC and Diamond Resorts Parent, LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772)).

10.16
Fourth Amended and Restated Securityholders Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the other parties named therein (incorporated by reference to Exhibit 10.4 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772)).

10.17
Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the parties named therein (incorporated by reference to Exhibit 10.6 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 26, 2011 (file number 333-172772)).

10.18
Fourth Amended and Restated Indenture, dated as of October 1, 2011, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 20, 2011 (file number 333-172772)).

10.19
Third Amended and Restated Sale Agreement, dated as of October 1, 2011, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 20, 2011 (file number 333-172772)).

10.20
Third Amended and Restated Purchase Agreement, dated as of October 1, 2011, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Current Report on Form 8-K filed on October 20, 2011 (file number 333-172772)).

10.21
Lease, dated as of January 16, 2008, by and between H/MX Health Management Solutions, Inc. and Diamond Resorts Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.22
Terms of Engagement Agreement for Individual Independent Contractor, dated as of June 2009, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services USA, LLC, as amended by the Extension Agreement, effective as of June 1, 2010, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC, and the Amendment to Extension Agreement, dated as of January 1, 2011, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Diamond Resorts Corporation's Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772)).

10.23
Marketing Agreement, dated as of April 30, 2010, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed May 15, 2012 (file number 333-172772)).

10.24
First Amendment to Marketing Agreement, dated as of April 27, 2012, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed May 15, 2012 (file number 333-172772)).

10.25
Inventory Loan and Security Agreement dated May 21, 2012 between RFA PMR LoanCo, LLC and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed August 14, 2012 (file number 333-172772)).

10.26
Loan and Security Agreement dated May 21, 2012 among DPM Acquisition, LLC, the Lenders party thereto, and Guggenheim Corporate Funding, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed August 14, 2012 (file number 333-172772)).

10.27
Lease Agreement between 1450 Center Crossing Drive, LLC and Diamond Resorts Corporation for rental of office building (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed August 14, 2012 (file number 333-172772)).

10.28
First Amendment to Loan and Security Agreement, dated as of March 28, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed November 14, 2012 (file number 333-172772)).

10.29
Second Amendment to Loan and Security Agreement, dated as of September 28, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed November 14, 2012 (file number 333-172772)).

10.30
First Amendment to Loan and Security Agreement, dated as of September 28, 2012, by and among DPM Acquisition, LLC, the Lenders party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.4 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed November 14, 2012 (file number 333-172772)).

10.31
Third Amendment to Loan and Security Agreement, dated as of October 4, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Quarterly Report on Form 10-Q filed November 14, 2012 (file number 333-172772)).

10.32	Fifth Amended and Restated Operating Agreement of Diamond Resorts Parent, LLC, dated as of October 15, 2012, by and among the parties named therein.
10.33†	Diamond Resorts Parent, LLC 2012 Equity Incentive Plan.
10.34
Fourth Amendment to Loan and Security Agreement, dated as of November 20, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent.

10.35
Fifth Amendment to Loan and Security Agreement, dated as of December 21, 2012, by and among Tempus Acquisition, LLC, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as administrative agent.

10.36†
Amended and Restated Homeowner Association Oversight, Consulting and Executive Management Services Agreement, dated as of December 31, 2012, by and between Diamond Resorts Corporation and Hospitality Management and Consulting Service, L.L.C.

10.37
Amended and Restated Loan Sale and Servicing Agreement, dated as of December 31, 2012, by and among DRI Quorum 2010 LLC, Quorum Federal Credit Union, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association.

10.38
Sale Agreement, dated as of January 23, 2013, by and between Diamond Resorts Seller 2013-1, LLC and Diamond Resorts Owner Trust 2013-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed January 29, 2013 (file number 333-172772).

10.39
Indenture, dated as of January 23, 2013, by and among Diamond Resorts Owner Trust 2013-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed January 29, 2013 (file number 333-172772).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Diamond Resorts Parent, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Diamond Resorts Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Member Capital (Deficit) and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date:	April 1, 2013	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	April 1, 2013	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Member Capital (Deficit) for the years ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-6
Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Members of
Diamond Resorts Parent, LLC and Subsidiaries
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Diamond Resorts Parent, LLC and Subsidiaries (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in member capital (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Resorts Parent, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP

Las Vegas, Nevada
April 1, 2013

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands, except share data)

	2012	2011

ASSETS
Cash and cash equivalents	$21,061	$19,897
Cash in escrow and restricted cash	42,311	33,988
Mortgages and contracts receivable, net of allowance of $83,784 and $94,478, respectively	312,932	283,302
Due from related parties, net	22,995	28,265
Other receivables, net	46,049	35,053
Income tax receivable	927	629
Prepaid expenses and other assets, net	58,024	53,477
Unsold Vacation Interests, net	315,867	256,805
Property and equipment, net	55,120	48,177
Assets held for sale	5,224	5,517
Intangible assets, net	112,498	68,109
Total assets	$993,008	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$15,719	$12,353
Due to related parties, net	64,204	55,522
Accrued liabilities	106,451	70,326
Income taxes payable	701	3,491
Deferred revenues	93,833	70,774
Senior Secured Notes, net of unamortized original issue discount of $8,509 and $9,454, respectively	416,491	415,546
Securitization notes and Funding Facilities, net of unamortized original issue discount of $753 and $1,054, respectively	256,302	250,895
Notes payable	137,906	71,514
Total liabilities	1,091,607	950,421
Commitments and contingencies
Member capital (deficit):
Member capital (authorized and issued 1,387.8 Class A common units, no par value and authorized 112.2 and issued 103.8 Class B common units , no par value)	155,568	152,247
Accumulated deficit	(237,434)	(251,077)
Accumulated other comprehensive loss	(16,733)	(18,372)
Total member capital (deficit)	(98,599)	(117,202)
Total liabilities and member capital (deficit)	$993,008	$833,219
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Revenues:
Management and member services	$114,937	$99,306	$86,206
Consolidated resort operations	33,756	29,893	26,547
Vacation Interest sales, net of provision of $25,457, $16,562 and $12,655, respectively	293,098	194,759	202,109
Interest	53,206	47,285	39,327
Other	28,671	19,778	16,636
Total revenues	523,668	391,021	370,825
Costs and Expenses:
Management and member services	35,330	27,125	22,444
Consolidated resort operations	30,311	27,783	23,972
Vacation Interest cost of sales	32,150	(9,695)	39,730
Advertising, sales and marketing	178,365	128,717	114,029
Vacation Interest carrying cost, net	36,363	41,331	29,821
Loan portfolio	9,486	8,652	8,600
Other operating	8,507	3,399	3,168
General and administrative	99,015	80,412	67,905
Depreciation and amortization	18,857	13,966	11,939
Interest expense	96,157	82,010	67,162
Loss on extinguishment of debt	—	—	1,081
Impairments and other write-offs	1,009	1,572	3,330
Gain on disposal of assets	(605)	(708)	(1,923)
Gain on bargain purchase from business combinations	(20,610)	(14,329)	—
Total costs and expenses	524,335	390,235	391,258
(Loss) income before benefit for income taxes	(667)	786	(20,433)
Benefit for income taxes	(14,310)	(9,517)	(1,274)
Net income (loss)	13,643	10,303	(19,159)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	1,632	(600)	(1,339)
Other	7	(26)	—
Total other comprehensive income (loss), net of tax	1,639	(626)	(1,339)
Comprehensive income (loss)	$15,282	$9,677	$(20,498)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
For the years ended December 31, 2012, 2011 and 2010
($ in thousands)

	Temporary Member Capital		Permanent Member Capital
	Preferred Redeemable Units		Common Units	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)
	Shares	Amount	Shares
Balance as of December 31, 2009	1,000.0	$103,528	1,000.0	$7,335	$(198,317)	$(16,407)	$(207,389)
Guggenheim equity investment	1,000.0	75,000	269.3	—	—	—	—
Repurchase of equity previously held by another minority institutional investor	(1,000.0)	(111,680)	(179.3)	—	36,680	—	36,680
Costs related to issuance of common and preferred units	—	—	—	—	(2,888)	—	(2,888)
Priority returns and redemption premiums	—	17,654	—	—	(17,654)	—	(17,654)
Net loss for the year ended December 31, 2010	—	—	—	—	(19,159)	—	(19,159)
Other comprehensive loss:
Currency translation adjustments, net of tax of $0	—	—	—	—	—	(1,339)	(1,339)
Balance as of December 31, 2010	1,000.0	84,502	1,090.0	7,335	(201,338)	(17,746)	(211,749)
Issuance of common and preferred units	133.3	10,151	332.5	149,404	—	—	149,404
Repurchase of a portion of outstanding warrants	—	—	—	(159)	(16,439)	—	(16,598)
Repurchase of redeemable preferred units	(1,133.3)	(103,065)	—	—	(18,540)	—	(18,540)
Repurchase of common units	—	—	(34.7)	212	(16,564)	—	(16,352)
Costs related to issuance of preferred units	—	—	—	(4,545)	(87)	—	(4,632)
Priority returns and redemption premiums	—	8,412	—	—	(8,412)	—	(8,412)
Net income for the year ended December 31, 2011	—	—	—	—	10,303	—	10,303
Other comprehensive loss:
Currency translation adjustments, net of tax of $0	—	—	—	—	—	(600)	(600)
Other	—	—	—	—	—	(26)	(26)
Balance as of December 31, 2011	—	—	1,387.8	152,247	(251,077)	(18,372)	(117,202)
Stock-based compensation	—	—	103.8	3,321	—	—	3,321
Net income for the year ended December 31, 2012	—	—	—	—	13,643	—	13,643
Other comprehensive income:
Currency translation adjustments, net of tax of $0	—	—	—	—	—	1,632	1,632
Other	—	—	—	—	—	7	7
Balance as of December 31, 2012	—	$—	1,491.6	$155,568	$(237,434)	$(16,733)	$(98,599)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$13,643	$10,303	$(19,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	25,457	16,562	12,655
Amortization of capitalized financing costs and original issue discounts	6,293	6,138	2,521
Amortization of capitalized loan origination costs and net portfolio discounts	2,342	3,562	3,007
Depreciation and amortization	18,857	13,966	11,939
Stock-based compensation	3,321	—	—
Loss on extinguishment of debt	—	—	1,081
Impairments and other write-offs	1,009	1,572	3,330
Gain on disposal of assets	(605)	(708)	(1,923)
Gain on bargain purchase from business combinations	(20,610)	(14,329)	—
Deferred income taxes	(13,010)	(8,567)	(377)
Loss (gain) on foreign currency exchange	113	(72)	42
Gain on mortgage repurchase	(27)	(196)	(191)
Unrealized gain on derivative instruments	—	(79)	(314)
Gain on insurance settlement	—	(3,535)	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(51,716)	(10)	12,190
Due from related parties, net	1,878	(6,267)	(5,776)
Other receivables, net	(7,756)	5,522	3,041
Prepaid expenses and other assets, net	(4,295)	(6,271)	(115)
Unsold Vacation Interests, net	(24,025)	(39,329)	10,308
Accounts payable	(502)	4,187	(3,224)
Due to related parties, net	23,021	23,965	5,255
Accrued liabilities	32,186	2,588	18,447
Income taxes receivable and payable	(3,232)	(1,082)	4,632
Deferred revenues	22,258	1,372	8,632
Net cash provided by operating activities	24,600	9,292	66,001
Investing activities:
Property and equipment capital expenditures	(14,335)	(6,276)	(5,553)
Purchase of assets in connection with the ILX Acquisition, net of cash acquired of $0, $0 and $0, respectively	—	—	(30,722)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of cash acquired of $0, $2,515 and $0, respectively	—	(102,400)	—
Purchase of assets in connection with the PMR Acquisition, net of cash acquired of $0, $0 and $0, respectively	(51,635)	—	—
Disbursement of Tempus Note Receivable	—	(3,493)	(3,005)
Purchase of assets in connection with the Aegean Blue Acquisition, net of cash acquired of $2,072, $0 and $0, respectively	(4,471)	—	—
Proceeds from sale of assets	1,103	2,369	1,881
Net cash used in investing activities	$(69,338)	$(109,800)	$(37,399)
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Financing activities:
Changes in cash in escrow and restricted cash	$(6,381)	$(1,024)	$10,526
Proceeds from issuance of Senior Secured Notes, net of original issue discount of $0, $0 and $10,570 respectively	—	—	414,430
Proceeds from issuance of securitization notes and Funding Facilities	119,807	206,817	54,100
Proceeds from issuance of notes payable	80,665	48,178	20,813
Payments on securitization notes and Funding Facilities	(114,701)	(138,910)	(90,226)
Payments on line of credit agreements	—	—	(397,609)
Payments on notes payable	(31,267)	(16,861)	(8,221)
Payments of debt issuance costs	(2,583)	(5,533)	(19,125)
Proceeds from issuance of common and preferred units	—	146,651	75,000
Repurchase of a portion of outstanding warrants	—	(16,598)	—
Repurchase of a portion of outstanding common units	—	(16,352)	—
Repurchase of redeemable preferred units	—	(108,701)	—
Repurchase of equity previously held by another minority institutional investor	—	—	(75,000)
Payments of costs related to issuance of common and preferred units	—	(4,632)	(2,888)
Payments for derivative instrument	—	—	(71)
Net cash provided by (used in) financing activities	45,540	93,035	(18,271)
Net increase (decrease) in cash and cash equivalents	802	(7,473)	10,331
Effect of changes in exchange rates on cash and cash equivalents	362	41	(188)
Cash and cash equivalents, beginning of period	19,897	27,329	17,186
Cash and cash equivalents, end of period	$21,061	$19,897	$27,329

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$80,367	$74,138	$44,634
Cash paid for taxes, net of cash tax refunds (cash tax refunds, net of cash paid for taxes)	$1,960	$161	$(5,514)
Purchase of assets in connection with the PMR Acquisition (2012), the Aegean Blue Acquisition (2012), the Tempus Resorts Acquisition (2011) and the ILX Acquisition (2010):
Fair value of assets acquired based on valuation reports	$103,780	$136,316	$34,876
Gain on bargain purchase recognized	(20,741)	(14,329)	—
Cash paid	(56,106)	(104,917)	(30,722)
Deferred tax liability	13,010	8,567	—
Liabilities assumed	$13,923	$8,503	$4,154

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$—	$8,412	$17,654
Insurance premiums financed through issuance of notes payable	$10,504	$8,500	$7,897
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$2,750	$—
Assets held for sale reclassified to management contracts	$—	$234	$—
Unsold Vacation Interests, net reclassified to assets held for sale	$431	$—	$10,064
Assets to be disposed but not actively marketed (prepaid expenses and other assets, net) reclassified to unsold Vacation Interests, net	$—	$1,589	$—
Other receivables, net reclassified to assets held for sale	$54	$—	$—
Property and equipment, net reclassified to assets to be disposed but not actively marketed (prepaid expenses and other assets, net)	$—	$—	$588
Management contracts (intangible assets, net) reclassified to assets held for sale	$13	$—	$587
Proceeds from issuance of ILXA Inventory Loan in transit	$—	$—	$1,028

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
Diamond Resorts Corporation ("DRC") is the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes") and is the Registrant. All financial information in this report is of Diamond Resorts Parent, LLC ("DRP"), the parent of DRC and the parent guarantor under the Senior Secured Notes. DRP is a Nevada limited liability company created on March 28, 2007. DRP, together with its wholly-owned subsidiaries, is hereafter referred to as "Diamond Resorts" or the "Company." On April 26, 2007, a third-party investor contributed $62.4 million cash and Cloobeck Diamond Parent, LLC ("CDP"), the Company’s majority equityholder, contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability is limited to their respective capital contributions. The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation ("Sunterra" or the "Predecessor Company") and cancellation of Sunterra’s outstanding common stock for $16.00 per share ("the Merger").
In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions. See Note 20— Common and Preferred Units and Stock-Based Compensation for further details.
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 263 destinations located in 28 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 79 Diamond Resorts branded properties with a total of 9,274 units, which are managed by the Company. In addition, the Company's network includes 180 affiliated resorts and hotels and four cruise itineraries, which do not carry the Company's brand and are not managed by the Company, but are a part of the Company's network and are available for its members to use as vacation destinations. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services; and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Hospitality and Management Services. The Company manages 79 branded resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the seven multi-resort trusts (the "Collections"). As the manager of the Company’s branded resorts and the Collections, it provides rental services, billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for branded resorts, the Company provides an online reservation system and customer service contact center, operates the front desks, furnishes housekeeping, maintenance and human resources services and operates amenities such as golf courses, food and beverage venues and retail shops.
As an integral part of the Company's hospitality and management services, it has entered into inventory recovery agreements with substantially all of the homeowners associations ("HOAs") for its managed resorts in North America, together with similar arrangements with all of the Collections and a majority of the European managed resorts, whereby it recovers VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the managed resorts is spread across the Company's member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, the Company reduces bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections.
HOAs. Each of the Diamond Resorts-branded resorts, other than certain resorts in the European Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Collections) and may also include representatives appointed by the Company as the developer of the resort. As a result, the Company is entitled to voting rights with respect to directors of a given HOA by virtue of (i) its ownership of intervals at the related resort, (ii) its control of the Collections that hold intervals at the resort and/or (iii) its status as the developer of the resort. The board of directors of each HOA hires a management company to provide the

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

services described above, which in the case of all Diamond Resorts-branded resorts, is the Company. The Company serves as the HOA for two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts.
The management fees earned by the Company with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of the Company's overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under the current resort management agreements, the Company receives management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort (with an average based upon the total management fee revenue of 14.6%). Unlike typical commercial lodging management contracts, the management fees earned by the Company are not impacted by changes in a resort's average daily rate or occupancy level. Instead, the board of directors of the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location of the resort, size and type of the resort. Included in the anticipated operating costs of each HOA are its management fees, which generally range from 10% to 15% of the other anticipated operating costs of the HOA. The board of directors of each HOA discusses the various considerations and approves the annual budget, which determine the annual maintenance fees charged to each owner. One of the management services the Company provides to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company manages on behalf of the HOA. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides management services.
The Company's HOA management contracts typically have initial terms of three to five years, with automatic one-year renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of the Collections) prior to each renewal period, other than in some limited circumstances involving cause. In the case of the resorts the Company manages that are part of the European Collection (as defined below), generally the management agreements have either indefinite terms or long remaining terms (i.e., over 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection. No HOA has terminated or elected not to renew any of the Company's management contracts during the past five years. The Company generally has the right to terminate its HOA management contracts at any time upon notice to the HOA but has terminated only one immaterial HOA management contract during the past five years.
Collections. The Collections currently consist of the following:

•
the Diamond Resorts U.S. Collection (the “U.S. Collection”), which includes interests in resorts located in Arizona, California, Florida, Missouri, New Mexico, Nevada, South Carolina, Tennessee, Virginia and St. Maarten;

•	the Diamond Resorts Hawaii Collection (the “Hawaii Collection”), which includes interests in resorts located in Arizona, Hawaii and Nevada;

•	the Diamond Resorts California Collection (the “California Collection”), which includes interests in resorts located in Arizona, California and Nevada;

•
the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland, Spain Balearics, Spain Costa and Spain Canaries;

•
the Premiere Vacation Collection (“PVC”), which includes interests in resorts added to the Company's network in connection with the ILX Acquisition (See "Basis of Presentation" for the definition of the ILX Acquisition) located in Arizona, Colorado, Indiana, Nevada and Mexico;

•
the Monarch Grand Vacation Collection (“MGVC”), which includes interests in resorts added to the Company's network in connection with the PMR Acquisition (See "Basis of Presentation" for the definition of the PMR Acquisition) located in California, Nevada, Utah and Mexico; and

•
the Mediterranean Collection, which includes interests in resorts added to the Company's network in connection with the Aegean Blue Acquisition (See “Basis of Presentation” for the definition of the Aegean Blue Acquisition) located in the Greek Islands of Crete and Rhodes.

Each of the Collections is operated through a Collection association, which is administered by a board of directors. With the exception of PVC, which allows the developer to appoint the board of directors until 90% of all membership interests are sold, directors are elected by the points holders within the applicable Collection. The Company owns a significant number of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

points in each of the Collections, which it holds as inventory. The board of directors of each Collection hires a company to provide management services to the Collection, which in each case is the Company.
As with the Company's HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of the Company's overhead related to the provision of management services) incurred by the Collection. Under the Company's current Collection management agreements, it receives management fees of 15.0% of the costs of the applicable Collection (except with respect to the management agreement with MGVC, under which the Company receives a management fee of 10.0% of the cost of MGVC). The management fees are included in the budgets prepared by each Collection association, which determines the annual maintenance fee charged to each owner. One of the management services the Company provides to the Collections is the billing and collection of annual maintenance fees on the Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company maintains on behalf of each Collection. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides the management services.
Apart from the management contract for the European Collection, the Company's Collection management contracts generally have initial terms of three to five years, with automatic three to five year renewals and can generally only be terminated by the Collection upon a vote of the Collection's members prior to each renewal period, other than in some limited circumstances involving cause. No Collection has terminated any of the Company's management contracts during the past five years. Apart from the management contract for the European Collection, the Company generally has the right to terminate its Collection management contracts at any time upon notice to the Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.
THE Club. Another key component of the Company's hospitality and management services business is THE Club, through which the Company operates a proprietary reservation system that enables its members to use their points to stay at any of the Company's branded and affiliated resorts. THE Club also offers its members a wide range of other benefits, such as the opportunity to purchase various products and services (such as consumer electronics, home appliances and insurance products) from third parties at discounted prices, for which the Company earns commissions. Dues payments for THE Club are billed and collected together with the annual maintenance fees billed to the Company's members who are also members of THE Club.
Sales and Financing of VOIs. The Company markets and sells VOIs that provide access to its network of 79 Diamond Resorts-branded and 180 affiliated resorts and hotels and four cruise itineraries. Since late 2007, the Company has marketed and sold VOIs primarily in the form of points.
The VOI inventory that the Company reacquires pursuant to its inventory recovery agreements provides a low-cost, recurring supply of VOIs that it can sell to its current and prospective members. The VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans and by inventory acquired through recent strategic transactions.
The Company has 50 sales centers across the globe, 44 of which are located at branded and managed resorts, two of which are located at affiliated resorts and four of which are located off-site. With respect to the Company's 50 sales centers, it currently employs an in-house sales and marketing team at 38 locations and also maintains agency agreements with independent sales organizations at 12 locations.
The Company closes its VOI sales primarily through tours. These tours occur at sales centers and include a tour of the resort properties, as well as an in-depth explanation of the points-based VOI system and the value proposition it offers the Company's members. The tours are designed to provide guests with an in-depth overview of the company and its resort network, as well as a customized presentation to explain how the Company's products and services can meet their vacationing needs.
The Company provides loans to eligible customers who purchase VOIs through its U.S. and Mexican sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. The Company's minimum required down payment is 10%. Since late 2008, the Company's average cash down payment has been 18.3% and the average initial equity contribution for new VOI purchases by existing owners (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) has been 30.7%, which has resulted in an average combined cash and equity contribution of 49.0% for these new VOI purchases. As of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

December 31, 2012, the Company's loan portfolio (including loans transferred to special-purpose subsidiaries in connection with conduit, loan sale and securitization transactions) was comprised of approximately 56,000 loans (which includes loans that have been written off for financial reporting purposes due to payment defaults and delinquencies but which the Company continues to administer), with an outstanding aggregate loan balance of approximately $513.0 million. Approximately 41,000 of these consumer loans are loans under which the consumer was not in default, and the average balance of such loans was approximately $9,200. Customers were in default (which we define as having occurred upon the earlier of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent) under approximately 15,000 of these loans, and the average balance of such loans was approximately $9,100. The weighted-average interest rate for all outstanding loans is approximately 15.90%, which includes a weighted average interest rate for loans in default of approximately 16.6%. As of December 31, 2012, approximately 8.35% of the Company's approximately 490,000 owner-families had a loan outstanding with the Company.
The Company underwrites each loan application to assess the prospective buyer's ability to pay through the credit evaluation score methodology developed by the Fair Isaac Corporation ("FICO") based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In underwriting each loan, the Company reviews a completed credit application and the credit bureau report and/or the applicant's performance history with the Company, including any delinquency on existing loans with the Company, and considers in specified circumstances, among other factors, whether the applicant has been involved in bankruptcy proceedings within the previous 12 months and any judgments or liens, including civil judgments and tax liens, against the applicant. As of December 31, 2012, the weighted average FICO score (based upon loan balance) for the Company's borrowers across the existing loan portfolio was 707, and the weighted average FICO score for the Company's borrowers on loans originated since late 2008 was 758.
The Company's consumer finance servicing division includes underwriting, collection and servicing of its consumer loan portfolio. Loan collections and delinquencies are managed by utilizing current technology to minimize account delinquencies and maximize cash flow. The Company generally sells or securitizes a substantial portion of the consumer loans it generates from its customers through conduit and securitization financings. The Company also acts as servicer for consumer loan portfolios, including those sold or securitized through conduit or securitization financings, for which it receives a fee.
Through arrangements with three financial institutions in the United Kingdom, the Company brokers financing for qualified customers who purchase points through its European sales centers.
The Company takes measures to adjust the percentage of the sales of its VOIs that it finances based on prevailing economic conditions. For example, during the 12 month period prior to October 2008, the Company financed approximately 67.0% of the total amount of its VOI sales. In response to the dramatic contraction of conduit and securitization financing during the economic downturn that began in late 2008, management implemented a strategy to increase the cash sales of VOIs, which included offering discounts for purchases paid in cash and raising the interest rates applicable to financed purchases. As a result of these changes, from October 2008 through September 2011, the Company financed approximately 34.6% of its total VOI sales. In October 2011, in response to some stabilization in the consumer markets and improved securitization and conduit markets, the Company eliminated incentives for cash VOI purchases and took other actions to generate more financed sales of VOIs. From October 1, 2011 through December 31, 2012, the Company financed approximately 69.3% of the total amount of its VOI sales.
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
Diamond Resorts Issuer 2008, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Owner Trust 2009-1
Diamond Resorts Owner Trust 2011-1

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Diamond Resorts Owner Trust 2013-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
DPM Acquisition, LLC and subsidiaries ("DPMA")
DRI Quorum 2010 LLC ("DRI Quorum"), Inc. and subsidiaries
George Acquisition Subsidiary, Inc.
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Sunterra Owner Trust 2004-1
Tempus Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
On August 31, 2010, the Company acquired a majority of the assets and assumed certain liabilities of ILX Resorts Incorporated (the “ILX Acquisition”) through its wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”).
On July 1, 2011, the Company completed the acquisition of certain assets of Tempus Resorts International, Ltd. and certain of its subsidiaries (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned special-purpose subsidiary of Tempus Acquisition, LLC.
On May 21, 2012, the Company completed the acquisition of certain assets of Pacific Monarch Resorts, Inc. and certain of its affiliates (the "PMR Acquisition") through DPMA, a wholly-owned special-purpose subsidiary of the Company.
On October 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings, Plc (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc.
See Note 21— Business Combinations for further details on these acquisitions.
Reclassifications

The Company recorded a $1.0 million reclassification between due from related parties, net and due to related parties, net in the accompanying consolidated balance sheet as of December 31, 2011 as compared to the amounts reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 in order to conform to the changes made to the related party netting process in accordance with Accounting Standards Codification ("ASC") 210, “Balance Sheet— Offsetting.”

In addition, the Company recorded reclassifications between loan portfolio expense and other operating expense of $2.1 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively, in the accompanying consolidated statements of operations and comprehensive income (loss) in order to more closely align credit card expense with the placement of the corresponding revenue.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 2	— Summary of Significant Accounting Policies
          Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these critical accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.
Principles of Consolidation—The accompanying consolidated financial statements include all subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.
          Use of Estimates—The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that management believe are reasonable under the circumstances. The results of the Company's analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's consolidated financial statements.
Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition during the periods presented. These estimates included projections of future cash flows derived from sales of VOIs, mortgages and contracts receivable, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan and contract losses and provision for uncollectible Vacation Interest sales revenue; (ii) useful lives of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
Management and Member Services Revenue Recognition—Management and member services revenue includes resort management fees charged to HOAs and Collections that hold the Company's and other members' VOIs, as well as revenues from the Company's operation of THE Club. These revenues are recorded and recognized as follows:

•	Management fee revenues are recognized in accordance with the terms of the Company's management contracts.
The Company collects management fees from the HOAs and Collections under the Company's management agreements, which are recognized ratably throughout the year as earned.

•
The Company charges an annual fee for membership in THE Club, an internal exchange, reservation and membership service organization. Such membership due revenues are recognized ratably over the year. In addition to annual dues associated with THE Club, the Company earns revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. The Company also earns reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through the Company's provision of travel-related services and other affinity programs.

•	The Company receives commissions under the sales and marketing management fee-for-service arrangement it has with a third-party resort operator.
All of these revenues are allocated to the Hospitality and Management Services business segment.
Consolidated Resort Operations Revenue Recognition— Consolidated resort operations revenue consists of the following:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

•
For the Company's properties located in St. Maarten, the Company provides services traditionally administered by an HOA. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections by the Company's St. Maarten HOAs, which are recognized ratably over the year. In addition, these HOAs also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expenses” below for further detail. All operating revenues and expenses associated with these properties are consolidated within the Company's financial statements, except for intercompany transactions, such as maintenance fees for the Company's owned inventory and management fees for the owned inventory, which are eliminated. Revenue associated with these properties has historically constituted a majority of the Company's consolidated resort operations revenue;

•	The Company receives:
•food and beverage revenue at certain resorts whose restaurants the Company owns and manages;

•	greens fees and equipment rental fees at the golf courses owned and managed by the Company at certain resorts;
•revenue from providing cable, telephone and technology services to HOAs; and

•
other incidental revenues generated at the venues the Company owns and operates, including retail and gift shops, spa services, activity fees for arts and crafts, sport equipment rental and safe rental.

All of these revenues are allocated to the Hospitality and Management Services business segment.
Vacation Interest Sales Revenue Recognition—With respect to the Company's recognition of revenue from Vacation Interest sales, the Company follows the guidelines included in ASC 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of the Company's statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a minimum cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. The Company recognizes sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the Vacation Interest sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is included in mortgages and contracts receivable on the Company's balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
Vacation Interest Sales Revenue, Net—Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in the Company's network for varying lengths of stay, net of the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's FICO score. Additionally, the Company analyzes its allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, the Company has sold VOIs primarily in the form of points. All of the Company's Vacation Interest sales revenue, net, is allocated to the Vacation Interest Sales and Financing business segment.
Vacation Interest sales, net of provision consists of the following for the years ended December 31, 2012, 2011 and 2010, (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	For the Year Ended December 31,
	2012	2011	2010
Vacation Interest Sales	$318,555	$211,321	$214,764
Provision for uncollectible Vacation Interest sales revenue	(25,457)	(16,562)	(12,655)
Vacation Interest sales, net of provision	$293,098	$194,759	$202,109

Interest Revenue—The Company's interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) default in the consumer's first payment on the loan; (ii) the initiation of cancellation or foreclosure proceedings; or (iii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to the Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue—Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of HOAs and Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI, which is recorded upon recognition of the related VOI sales revenue; and (iv) late/impound fees assessed on consumer loans. Revenues associated with item (i) above are allocated to the Company's Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to the Company's Vacation Interest Sales and Financing business segment.
Management and Member Services Expenses—Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for the Company's St. Maarten resorts, for which the Company provides services traditionally administered by an HOA) and the Collections are recovered through the Company's management agreements and, consequently, are not recorded as expenses. The Company passes through to the HOAs and the Collections certain overhead charges incurred to operate the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition - Principal Agent Considerations," reimbursements from the HOAs and the Collections relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to the Hospitality and Management Services business segment.
Expenses associated with the Company's operation of THE Club include costs incurred for the third-party call center, annual membership fees paid to Interval International on behalf of each member of THE CLUB and administrative expenses. These expenses are allocated to the Hospitality and Management Services business segment.
Management and member services expenses also include costs incurred under the sales and marketing management fee-for-service arrangement with a third party. These expenses are allocated to the Hospitality and Management Services business segment.
Consolidated Resort Operations Expenses—With respect to the St. Maarten resorts, the Company records expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for the two properties located in St. Maarten, the Company also bills the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. The Company's expense associated with the St. Maarten properties has historically constituted a majority of the Company's Consolidated Resort operations expense. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants the Company manages directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to the Hospitality and Management Services business segment.
Vacation Interest Cost of Sales—At the time the Company records Vacation Interest sales revenue, it records the related Vacation Interest cost of sales. The Company records Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was designed originally for developers of timeshare resorts, requires the Company to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amount that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, the Company is required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require the Company to estimate, among other things, the costs acquire (or if applicable, build) additional VOIs, the total revenues expected to be

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue and sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. The Company requires a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six-month period. If any estimates are revised, the Company is required to adjust its Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail. Much like depreciation or amortization, Vacation Interest cost of sales is essentially a non-cash item.
Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI that are not eligible for revenue recognition under ASC 978, as described in “- Critical Accounting Policies and Use of Estimates - Vacation Interest Sales Revenue Recognition,” which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to the Vacation Interest Sales and Financing business segment. Advertising expense recognized was $5.5 million, $4.5 million and $1.9 million and for the years ended December 31, 2012, 2011 and 2010, respectively.
Vacation Interest Carrying Cost, Net— The Company is responsible for paying annual maintenance fees, assessments, and reserves on the Company's unsold Vacation Interests to the HOAs and the Collections. Vacation Interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to the Company's inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
To offset the Company's Vacation Interest carrying cost, the Company rents VOIs controlled by the Company to third parties on a short-term basis. The Company also generates revenue on sales of one-week rentals and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, one-week rentals and mini-vacations is recognized as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company's European sampler product and a U.S. fixed-term product, both of which are three years in duration and are treated as Vacation Interest sales revenue. Vacation interest carrying cost, net, is allocated to the Vacation Interest Sales and Financing business segment.
Loan Portfolio Expenses—Loan portfolio expenses include payroll and administrative costs of the finance operations and credit card processing fees. These costs are expensed as incurred with the exception of contract receivable origination costs, which are capitalized and amortized over the term of the related contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, “Receivables” ("ASC 310").
Other Operating Expenses—Other operating expenses include credit card fees incurred by the Company when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales incentives given to customers as motivation to purchase a VOI and are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to the Company's Vacation Interest Sales and Financing business segment.
General and Administrative Expenses—General and administrative expenses include payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense incurred. These expenses are not allocated to the Company's business segments, but rather are reported under Corporate and Other.
Depreciation and Amortization—The Company records depreciation expense in connection with depreciable property and equipment it purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. In addition, the Company records amortization expense intangible assets with a finite life acquired by the Company, including management contracts, member relationships, distributor relationships and others. Depreciation and amortization expense is not allocated to the Company's business segments, but rather is reported in Corporate and Other.
Interest Expense—Interest expense related to corporate-level indebtedness is reported in Corporate and Other. Interest expense related to the Company's securitizations and consumer loan financings is allocated to the Vacation Interest Sales and Financing business segment.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Income Taxes—The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which the Company operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company's experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.
The Company recorded a deferred tax asset as a result of net operating losses incurred (the use of which for tax purposes may be subject to limitations), and as part of its financial reporting process, the Company must assess the likelihood that its deferred tax assets can be recovered. During this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities against which deferred tax assets can be applied, and taxable income in future years. Unless recovery is more likely than not, a reserve in the form of a valuation allowance is established as an offset to the deferred tax asset. As a result of uncertainties regarding the Company's ability to generate sufficient taxable income to utilize its net operating loss carry-forwards, the Company maintains a valuation allowance against the balance of its deferred tax assets.
Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Cash and Cash Equivalents—Cash and cash equivalents consist of cash, money market funds, and all highly-liquid investments purchased with an original maturity date of three months or less.
Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales of VOIs that are held in escrow until the legal rescission period has expired. Restricted cash consists primarily of reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. See Note 15—Borrowings. Additionally, in its capacity as resort manager, the Company collects cash on overnight rental operations on behalf of owners and HOAs, which are captioned “Rental trust” in Note 4— Cash in Escrow and Restricted Cash.
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—The Company accounts for mortgages (for the past financing of intervals) and contracts receivable (for the financing of points) under ASC 310.
Mortgages and contracts receivable that the Company originates or acquires are recorded net of (i) deferred loan and contract costs, (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because the Company sells VOIs only in the form of points, the Company currently originates contracts receivables, instead of mortgage receivables. The Company records a sales provision for estimated contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
The Company applies its historical default percentages based on credit scores of the individual customers to its mortgage and contracts receivable population and evaluates other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance for mortgage and contracts receivable loss are recorded within Vacation Interest sales revenue.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

The mortgages acquired on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition, on May 21, 2012 in connection with the PMR Acquisition and on October 5, 2012 in connection with the Aegean Blue Acquisition are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
Due from Related Parties, Net and Due to Related Parties, Net— Amounts due from related parties, net, and due to related parties, net consist primarily of transactions with HOAs at properties at which the Company acts as the management company or Collections that hold the real estate underlying the VOIs that the Company sells. See Note 6— Transactions with Related Parties for further detail. Due to the fact that the right of offset exists between the Company and the HOAs and the Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210, “Balance Sheet— Offsetting.”
Assets Held for Sale— Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, within one year of the balance sheet date.
Unsold Vacation Interests, Net— Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). Costs are expensed to Vacation Interest cost of sales under the relative sales value method. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
In accordance with ASC 978, on a quarterly basis, the Company recalculates the total estimated Vacation Interest sales revenue and total estimated costs. The effects of changes in these estimates are accounted for as a current period adjustment so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates. These adjustments can be material.

In North America, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the Collections related to the inventory recovery agreements into unsold Vacation Interests, net for the first two years of a member's maintenance fee delinquency or in the case of entering into a new interval recovery relationship with an HOA or Collection whether pursuant to an acquisition or otherwise. Following this two-year period, all assessments and maintenance fees paid under these agreements are expensed in Vacation Interest carrying cost, net. No entry is recorded upon the recovery of the delinquent inventory.

In Europe, the Company enters into inventory recovery arrangements similar to those in North America with the majority of the HOAs and the European Collection; however, they are informal in nature. Accordingly, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the European Collection related to the inventory recovery arrangements into due from related parties-net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these arrangements are expensed in Vacation Interest carrying cost, net. Once the delinquent inventory is recovered, the Company reclassifies the amounts capitalized in due from related parties, net to unsold Vacation Interests, net.
Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss). Holding gains and losses from foreign currency transactions are also included in the consolidated statement of operations and comprehensive income (loss).
Other Comprehensive Income—Other comprehensive income includes all changes in member capital (net assets) from non-owner sources such as foreign currency translation adjustments. The Company accounts for other comprehensive income in accordance with ASC 220, “Comprehensive Income.”

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Recently Issued Accounting Pronouncements

Under the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, the Company is hereby making an irrevocable election not to take advantage of this extended transition period provided in Section 7(a)(2)(B) of the Securities Act as allowed by Section 107(b)(1) of the JOBS Act.
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update requires presentation of reclassifications from accumulated other comprehensive income by component to net income either on the face of the income statement or in a single footnote, but does not require any new information to be disclosed. For SEC reporting companies, this update is effective for the interim and annual periods beginning after December 15, 2012. The Company has adopted ASU 2013-2 as of the Company's interim period ending March 31, 2013. The adoption of this update has not had any impact on the Company's financial statements as the Company has not had any reclassifications from accumulated other comprehensive income to net income.

Note 3	— Concentrations of Risk
          Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of VOIs at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered, and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.
The Company maintains cash, cash equivalents, cash in escrow, and restricted cash with various financial institutions. These financial institutions are located throughout Europe, North America and the Caribbean. A significant portion of the unrestricted cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
           Availability of Funding Sources—The Company has historically funded mortgages and contracts receivable and unsold Vacation Interests with borrowings through its financing facilities, sales of mortgages and contracts receivable and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
           Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2012, the Company's loans to California, Arizona, Florida and New York residents constituted 21.5%, 8.6%, 6.5% and 5.2%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona, New York or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
           Interest Rate Risk— Since the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
The Company derives net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their VOIs exceed the interest rates the Company pays to its lenders. Since the Company’s customer receivables generally bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained.
In July 2010, the Company entered into an interest rate cap agreement ("2010 Cap Agreement") to manage its exposure to interest rate increases. The 2010 Cap Agreement terminates on July 20, 2013 and bears a strike rate of 5.5% and a one-month LIBOR based on a notional amount of $30.0 million.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

During the year ended December 31, 2012, the Company entered into a series of interest rate cap agreements to further limit its exposure to interest rate increases (collectively, "2012 Cap Agreements"). The following table presents certain information regarding the 2012 Cap Agreements:

	Cap Effective Date	Termination Date	Strike Rate	Interest Rate Type	Notional Amount

June 2012 cap agreement	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	$5.0	million
July 2012 cap agreement	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
September 2012 cap agreement	September 4, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
October 2012 cap agreement	October 22, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
December 2012 cap agreement	December 28, 2012	July 20, 2013	5.5%	1-month LIBOR	$2.5	million
As of December 31, 2012, the fair value of these derivative assets was calculated to be $0 based on the discounted cash flow model.
As of December 31, 2012, the Company had $75.0 million outstanding under its 2008 Conduit Facility (see Note 15—Borrowings for the definition of the 2008 Conduit Facility). This outstanding balance was covered by the 2010 Cap Agreement and the 2012 Cap Agreements. See Note 19— Fair Value Measurements for further details.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash consisted of the following as of December 31 (in thousands):

	2012	2011
Securitization and Funding Facilities collection and reserve cash	$15,416	$15,002
Collected on behalf of HOAs and other	11,617	8,837
Escrow	8,134	3,855
Rental trust	6,040	4,779
Bonds and deposits	1,104	1,515
Total cash in escrow and restricted cash	$42,311	$33,988

In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company acquired $0.1 million, $2.9 million, zero and $1.9 million in cash in escrow and restricted cash. See Note 21— Business Combinations for further details on these acquisitions.

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American sales centers that are collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of December 31, 2012, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 21.5%. The term of the mortgages and contracts receivable are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.7% and 15.9% as of December 31, 2012 and December 31, 2011, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of December 31, 2012 and December 31, 2011 were 2.6% and 3.9%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $3.3 million, $2.8 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company recorded a $3.3 million discount on the mortgage pool acquired on April 27, 2007 in connection with the Merger, which discount is being amortized over the life of the related acquired mortgage pool. As of December 31, 2012 and December 31, 2011, the net unamortized discount on this acquired mortgage pool was $0.3 million and $0.5 million, respectively. During the years ended December 31, 2012, 2011 and 2010, amortization of $0.2 million, $0.3 million and $0.4 million, respectively, was recorded as an increase to interest revenue.
The Company recorded a $0.8 million premium on the purchased Mystic Dunes mortgage pool that was part of the Tempus Resorts Acquisition and is being amortized over the life of the related acquired mortgage pool. As of December 31, 2012 and December 31, 2011, the net unamortized premium was $0.5 million and $6.4 million, respectively. During the years ended December 31, 2012 and 2011, amortization of $0.2 million and $1.1 million respectively, was recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the purchased Pacific Monarch Resorts mortgage pool and is being amortized over the life of the related acquired mortgage pool. As of December 31, 2012, the net unamortized premium was $0.1 million. During the year ended December 31, 2012, amortization of $0.04 million was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net consisted of the following as of December 31 (in thousands):

	2012	2011
Mortgages and contracts receivable, acquired — the Merger	$30,721	$44,638
Mortgages and contracts receivable, contributed	1,337	3,226
Mortgages and contracts receivable, originated	290,264	224,561
Mortgages and contracts receivable, purchased	64,932	92,261
Mortgages and contracts receivable, gross	387,254	364,686
Allowance for loan and contract losses	(83,784)	(94,478)
Deferred profit on Vacation Interest transactions	(6,113)	(5,756)
Deferred loan and contract origination costs, net of accumulated amortization	4,810	2,826
Inventory value of defaulted mortgages that were previously contributed and acquired	10,512	10,151
Premium on mortgages and contracts receivable, net of accumulated amortization	564	6,362
Discount on mortgages and contracts receivable, net of accumulated amortization	(311)	(489)
Mortgages and contracts receivable, net	$312,932	$283,302
As of December 31, 2012 and December 31, 2011, $340.4 million and $333.0 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" caption in the accompanying consolidated balance sheets. See Note 15—Borrowings for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978. See Note 2— Summary of Significant Accounting Policies for description of revenue recognition criteria.
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
The following reflects the contractual principal maturities of originated and acquired mortgages and contracts receivable as of December 31 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

2013	$41,938
2014	43,947
2015	45,503
2016	44,971
2017	42,809
2018 and thereafter	168,086
$387,254
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance, beginning of period	$94,478	$55,151
Provision for purchased portfolios	(7,205)	49,149
Provision for uncollectible Vacation Interest sales revenue	26,539	17,103
Mortgages and contracts receivable charged off	(37,297)	(34,327)
Recoveries	7,250	7,401
Effect of translation rate	19	1
Balance, end of period	$83,784	$94,478

The negative provision for purchased portfolios recorded for the year ended December 31, 2012 resulted from a change in estimate based on the final appraisal of the purchased Mystic Dunes mortgage pool. The provision for uncollectible Vacation Interest sales revenue in the allowance schedule above does not include ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments offset the provision for uncollectible Vacation Interest sales revenue by $0.6 million, $0.5 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.
A summary of credit quality as of December 31, 2012 and 2011 is as follows (in thousands):

FICO Scores	2012	2011
>799	$31,199	$24,215
700 – 799	181,456	158,356
600 – 699	127,423	124,206
<600	24,686	32,455
No FICO Scores	22,490	25,454
	$387,254	$364,686
FICO credit scores were updated as of December 31, 2012 for all mortgages and contracts receivables with the exception of those acquired through the PMR Acquisition.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs and Collections, and the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net transactions include (i) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs for intervals or to the Collections for points owned by the Company (this liability is recorded on

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to the HOAs and the Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying consolidated balance sheet and amortized ratably over the year); (iii) cleaning fees owed to the HOAs and Collections for room stays incurred by the Company’s customers; (iv) subsidy liabilities according to a developer guarantee at a resort; in addition, the Company carries subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements which have been terminated; and (v) miscellaneous transactions with other non-HOA related parties.
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to present the balances as either a net due to or a net due from related parties for each HOA and Collection in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."
Due from related parties, net consisted of the following as of December 31 (in thousands):

	2012	2011
Amounts due from HOAs	$13,346	$12,163
Amounts due from trusts	8,970	15,673
Amounts due from other	679	429
Total due from related parties, net	$22,995	$28,265

In connection with the PMR Acquisition completed in May 2012, the Company acquired $2.1 million in amounts due from HOAs for management fee, rental commission, collection services, and various other services provided based on an appraisal. See Note 21— Business Combinations for further details on this acquisition.

Due to related parties, net consisted of the following as of December 31 (in thousands):

	2012	2011
Amounts due to HOAs	$33,441	$34,796
Amounts due to trusts	30,563	20,434
Amounts due to other	200	292
Total due to related parties, net	$64,204	$55,522
In connection with the Tempus Resorts Acquisition and the Aegean Blue Acquisition, the Company assumed $2.7 million and $0.6 million in amounts due to HOAs. See Note 21— Business Combinations for further details on this acquisition.
Inventory Recovery Agreements
The Company entered into inventory recovery agreements with substantially all HOAs for its managed resorts in North America and similar arrangements with all of the Collections and a majority of its European managed resorts, pursuant to which it recaptures VOIs, either in the form of points or intervals, and brings them into its inventory for sale to customers. Under these agreements, the Company is required to pay maintenance and assessment fees to the HOAs and Collections, including any past due amounts, for any VOIs that it has recovered. These agreements automatically renew for additional one-year terms unless expressly terminated by either party in advance of the agreement expiration period. These agreements were renewed for 2012, 2011 and 2010. Such agreements contain provisions for the Company to utilize the VOIs associated with such maintenance fees and to reclaim such VOIs in the future. Each agreement provides for an initial June 30 settlement date and adjustments thereafter. The Company has renewed these agreements for 2013.
Management Services
Included within the amounts reported as management and member services revenue are revenues from resort management services provided to the HOAs, which totaled $37.9 million, $33.2 million and $28.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 1 —Background, Business and Basis of Presentation above for detail of these services performed.
Also included within the amount reported as management and member services revenue are revenues earned from managing the Collections. These amounts total $30.3 million, $23.8 million and $19.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Guggenheim Relationship

Two members of the board of managers of DRP, Messrs. Zachary Warren and Scott Minerd, are principals of Guggenheim Partners, LLC, an affiliate of the DRP Holdco, LLC (the "Guggenheim Investor"), a 21.1% investor in the Company. Pursuant to the Fifth Amended and Restated Operating Agreement of DRP, dated as of October 15, 2012, Guggenheim Partners, LLC has the right to appoint two members to the board of managers of DRP, subject to certain security ownership thresholds, and Messrs. Warren and Minerd have served as members of the board of managers of DRP as the appointees of Guggenheim Partners, LLC.
Also, an affiliate of Guggenheim Partners, LLC is currently an investor in the Company's DROT 2009 Notes and DROT 2011 Notes. See Note 15—Borrowings for the definition of and more detail regarding the DROT 2009 Notes and DROT 2011 Notes.
In connection with the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into a Credit and Security Agreement, dated November 23, 2010, with an affiliate of the Guggenheim Investor, as the lender, and Guggenheim Corporate Funding, LLC, also an affiliate of the Guggenheim Investor, as administrative agent. This loan was a revolving facility with a maximum principal amount of $8.0 million, with an interest rate of 10%. This loan was repaid on July 1, 2011 in connection with the consummation of the Tempus Resorts Acquisition. During the years ended December 31, 2011, Tempus Acquisition, LLC made an aggregate $0.2 million in interest payments and an aggregate $6.5 million in principal payments on the loan.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund this acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See Note 15— Borrowings for the definition of and more detail on the Tempus Acquisition Loan. During the year ended December 31, 2012, Tempus Acquisition, LLC made an aggregate of approximately $4.2 million in interest payments and approximately $9.3 million in principal payments on the Tempus Acquisition Loan. During the year ended December 31, 2011, Tempus Acquisition, LLC made an aggregate of approximately $2.0 million in interest payments and $0 in principal payments on the Tempus Acquisition Loan.

On May 21, 2012, the Company completed the PMR Acquisition. In order to fund this acquisition, DPMA entered into the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC. See Note 15- Borrowings for the definition of and more detail on the PMR Acquisition Loan. During the year ended December 31, 2012, DPMA made an aggregate of approximately $3.9 million in interest payments and approximately $5.0 million in principal payments on the PMR Acquisition Loan.

Note 7	— Other Receivables, Net
Other receivables, net consisted of the following as of December 31 (in thousands):

	2012	2011
THE Club dues receivable	$37,046	$32,670
Mini-vacation and sampler programs receivable	9,939	2,261
Owner maintenance fee receivable related to the St. Maarten resorts	5,224	3,807
Mortgage/contracts interest receivable	4,398	4,730
Rental receivables and other resort management-related receivables	4,145	4,679
Tax refund receivable	2,240	—
THE Club conversion receivable	284	589
Insurance claims receivable	54	171
Other receivables	2,631	2,365
Total other receivables, gross	65,961	51,272
Allowance for doubtful accounts	(19,912)	(16,219)
Total other receivables, net	$46,049	$35,053
In connection with the Tempus Resorts Acquisition completed in July 2011, the Company acquired $2.2 million in other receivables mainly associated with the mortgage/contracts interest receivable and miscellaneous receivables. In connection with the PMR Acquisition completed in May 2012, the Company acquired $2.9 million in other receivables primarily related to mini-vacation and sampler programs based on an appraisal. In connection with the Aegean Blue Acquisition completed in

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

October 2012, the Company acquired $0.1 million in miscellaneous receivables based on a preliminary appraisal. See Note 21— Business Combinations for further details on these acquisitions.
In addition, the Company submitted a $2.2 million refund claim to the Mexican tax authority to recover certain value-added taxes paid in connection with the PMR Acquisition, which is included in the tax refund receivable line above.

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net includes:
Deferred commissions—commissions paid to sales agents related to deferred mini-vacations and sampler program revenue, which are charged to advertising, sales and marketing expense as the associated revenue is recognized. Sampler programs allow purchasers to utilize vacation points during a trial period.
Prepaid and unamortized maintenance fees—prepaid annual maintenance fees billed by the HOAs and the Collections on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
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
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
Prepaid expenses and other assets, net consisted of the following as of December 31 (in thousands):

	2012	2011
Debt issuance costs, net	$22,143	$24,607
Deferred commissions	8,118	3,756
Prepaid and unamortized maintenance fees	5,767	4,641
Other inventory/consumables	3,299	2,580
Vacation Interest purchases in transit	3,262	2,238
Deposits and advances	3,228	8,892
Prepaid insurance	2,382	2,179
Prepaid member benefits and affinity programs	2,322	552
Prepaid professional fees	1,231	262
Prepaid sales and marketing costs	614	340
Assets to be disposed (not actively marketed)	526	505
Prepaid rent	296	269
Unamortized exchange fees	149	28
Other	4,687	2,628
Total prepaid expenses and other assets, net	$58,024	$53,477

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $5.0 million, $5.0 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 15— Borrowings for more detail.
Debt issuance costs, net of amortization recorded as of December 31, 2012 were comprised of $13.2 million related to the Senior Secured Notes, $3.3 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.3 million related to the PMR Acquisition Loan, $1.5 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.2 million related to the Tempus Acquisition Loan, $0.3 million related to the 2008 Conduit Facility, $0.3 million

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

related to the ILXA Receivables Loan and the ILXA Inventory Loan, and $0.1 million related to the Tempus Inventory Loan. See Note 15— Borrowings for definition of and more detail on the Company's borrowings.
Debt issuance costs, net of amortization recorded as of December 31, 2011 were comprised of $14.7 million related to the Senior Secured Notes, $4.8 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $1.9 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.4 million related to the Tempus Acquisition Loan, $1.2 million related to the 2008 Conduit Facility, $0.5 million related to the ILXA loans, $0.1 million related to the Quorum Facility, and $0.1 million related to the Tempus Inventory Loan.
In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company acquired $0.3 million, $1.3 million, $0.3 million and $0.9 million in prepaid expenses and other assets. See Note 21— Business Combinations for further details on these acquisitions.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net consisted of the following as of December 31 (in thousands):

	2012	2011
Completed unsold Vacation Interests, net	$268,007	$221,062
Undeveloped land	38,786	31,553
Vacation Interest construction in progress	9,074	4,190
Unsold Vacation Interests, net	$315,867	$256,805

Activity related to unsold Vacation Interests, net for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance, beginning of period	$256,805	$190,565
Vacation Interest cost of sales	(32,150)	9,695
Purchases in connection with business combinations	33,888	23,125
Inventory recovery activity capitalized - North America	27,002	12,014
Inventory recovery activity - Europe	15,469	6,272
Open market and bulk purchases	4,988	1,794
Capitalized legal, title and trust fees	2,830	2,861
Construction in progress	2,067	1,749
Loan default recoveries	3,415	5,259
Transfers (to) from assets held for sale	(431)	2,750
Transfers from assets to be disposed but not actively marketed (prepaid expenses and other assets, net)	—	1,589
Effect of foreign currency translation	1,280	(543)
Other	704	(325)
Balance, end of period	$315,867	$256,805
See Note 2— Summary of Significant Accounting Policies for discussions on unsold Vacation Interests.
In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company acquired $10.1 million, $23.1 million, $30.4 million and $3.5 million in Unsold Vacation Interests. See Note 21— Business Combinations for further details on these acquisitions.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 10	— Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31 (in thousands):

	2012	2011
Land and improvements	$16,828	$16,819
Buildings and leasehold improvements	32,932	29,032
Furniture and office equipment	16,180	12,832
Computer software	17,370	11,428
Computer equipment	10,358	7,954
Construction in progress	25	345
Property and equipment, gross	93,693	78,410
Less accumulated depreciation	(38,573)	(30,233)
Property and equipment, net	$55,120	$48,177
Depreciation expense related to property and equipment was $8.4 million, $7.4 million and $7.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Property and equipment are recorded at either cost for assets purchased or constructed, or fair value in the case of assets acquired through business combinations. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. All repair and maintenance costs are expensed as incurred.
Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives, which range from four to forty years, or the remainder of the lease terms. Furniture, office equipment, computer software and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.
In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company acquired $7.4 million, $15.6 million, $0.7 million and $0.4 million in furniture, office and computer equipment, and leasehold improvements based on the respective appraisals. See Note 21— Business Combinations for further details.

Note 11	— Intangible Assets, Net
Intangible assets, net consisted of the following as of December 31, 2012 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$117,672	$(20,931)	$96,741
Member relationships	38,017	(26,348)	11,669
Distributor relationships and other	4,866	(778)	4,088
	$160,555	$(48,057)	$112,498
Intangible assets, net consisted of the following as of December 31, 2011 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$75,043	$(14,072)	$60,971
Member relationships	29,325	(23,032)	6,293
Distributor relationships and other	1,230	(385)	845
	$105,598	$(37,489)	$68,109

In connection with the ILX Acquisition completed in August 2010, the Company recorded $8.8 million of intangible assets based on the final appraisal.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

In connection with the Tempus Resorts Acquisition completed in July 2011, the Company recorded $28.8 million of intangible assets based on the final appraisal.
In connection with the PMR Acquisition completed in May 2012, the Company recorded $48.9 million of intangible assets based on an appraisal.
In connection with the Aegean Blue Acquisition completed in October 2012, the Company recorded $5.9 million of intangible assets based on a preliminary appraisal. See Note 21— Business Combinations for further details on these acquisitions.
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $6.9 million, $4.7 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $3.6 million, $1.9 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets is expected to be $13.3 million, $12.7 million, $10.0 million, $7.6 million and $6.8 million for the years ending December 31, 2013 through 2017, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During the year ended December 31, 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units were sold by December 31, 2012. During the year ended December 31, 2012, approximately $1.4 million was transferred from assets held for sale to intangibles and unsold Vacation Interests, net as the pending sales on these assets were canceled and they are not expected to be sold within one year of the balance sheet date.
The $5.2 million balance in assets held for sale as of December 31, 2012 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. As of December 31, 2012, the Company was a party to sales contracts entered into during 2012 and 2011 for approximately $1.4 million and $3.4 million, respectively, of units that are classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

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
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets in its European operations. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360, "Property, Plant and Equipment." See Note 12— Assets Held for Sale for further detail.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued exchange company fees—estimated liability owed to Interval International for annual dues.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities consisted of the following as of December 31 (in thousands):

	2012	2011
Accrued interest	$23,627	$20,618
Accrued payroll and related	22,313	18,947
Accrued marketing expenses	12,189	4,706
Accrued commissions	12,021	5,951
Accrued other taxes	7,165	6,903
Accrued professional fees	5,472	2,046
Accrued insurance	4,983	1,478
Accrued liability related to business combinations	3,400	—
Accrued operating lease liabilities	3,438	2,092
Deposits on pending sale of assets	2,693	1,158
Accrued call center costs	2,060	1,173
Accrued exchange company fees	1,209	1,044
Accrued contingent litigation liabilities	1,102	1,184
Other	4,779	3,026
Total accrued liabilities	$106,451	$70,326
In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company assumed $4.0 million, $1.2 million, $1.7 million and $8.8 million in Accrued Liabilities. See Note 21— Business Combinations for further details on these acquisitions.

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred mini-vacations and sampler programs revenue—sold but unused trial VOIs. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product and a U.S. fixed-term product, both of which are three years in duration and, as such, are treated as Vacation Interest sales revenue.
THE Club deferred revenue—THE Club annual membership fees billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year in the Company’s capacity as the HOA for the two resorts in St. Maarten. In addition, the HOA will periodically bill the owners for capital project assessments to repair and replace the amenities or to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense.
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition — Customer Payments and Incentives," the $5.0 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International.
Accrued guest deposits—amounts received from guests for future rentals recognized as revenue when earned.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Deferred revenues consisted of the following as of December 31 (in thousands):

	2012	2011
THE Club deferred revenue	$41,097	$38,124
Deferred mini-vacation and sampler program revenue	33,633	16,954
Deferred maintenance and reserve fee revenue	13,335	11,508
Deferred revenue from an exchange company	2,350	2,787
Accrued guest deposits	2,100	659
Other	958	742
Total deferred revenues	$93,833	$70,774
In connection with the Tempus Resorts Acquisition and the Aegean Blue Acquisition, the Company assumed $1.6 million and $0.4 million, respectively, in Deferred Revenue. See Note 21— Business Combinations for further details on this acquisition.

Note 15 — Borrowings
Senior Secured Notes. On August 13, 2010, the Company completed the issuance of $425.0 million of principal amount of Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes mature in August 2018 and may be redeemed by the Company at any time pursuant to the terms of the Senior Secured Notes. If the Company redeems, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If the Company redeems all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.
Conduit Facilities, 2009 Securitization, 2011 Securitization, and 2013 Securitization. On November 3, 2008, the Company entered into agreements for its 2008 conduit facility ("2008 Conduit Facility"), pursuant to which it issued secured VOI receivable-backed variable funding notes designated as Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. The amendment provides for a $75.0 million, 18-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and has a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio are limited to 75% of the face value of the eligible loans.
On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as the Diamond Resorts Owner Trust ("DROT") 2009 Class A Notes and the DROT 2009 Class B Notes (together the "DROT 2009 Notes"). The DROT 2009 Class A Notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and the Company recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, the Company used the proceeds from the DROT 2009 Notes to pay down the $148.9 million outstanding principal balance under its 2008 Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
On April 27, 2011, the Company completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million outstanding principal balance under the 2008 Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility (see definition below), to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, the Company completed a securitization transaction and issued the DROT 2013 Notes with a face value of $93.6 million ("DROT 2013 Notes"). The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the outstanding principal balance under the 2008 Conduit

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.
 Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount to $80.0 million and to extend the term of the agreement to December 31, 2015, provided that Quorum may further extend the term for additional one-year periods by written notice. As of December 31, 2012, the weighted average purchase price payment was 89.6% of the obligor loan amount and the weighted average program purchase fee was 6.3%.

ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company completed the ILX Acquisition through its wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement ("ILXA Inventory Loan") and a Receivables Loan and Security Agreement ("ILXA Receivables Loan") with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.

           Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On November 23, 2010, Tempus Acquisition, LLC, one of the Company's wholly-owned subsidiaries, entered into a Credit and Security Agreement with an affiliate of the Guggenheim Investor, as the lender, and Guggenheim Corporate Funding, LLC, as administrative agent. Both the lender and the administrative agent are related parties of the Company. The Credit and Security Agreement was a revolving loan facility with a maximum principal amount of $8.0 million the proceeds of which were used exclusively for the following purposes: (i) to provide Tempus Acquisition, LLC with funds to lend to Tempus Resorts International, Ltd. and certain of its subsidiaries, pursuant to a debtor-in-possession financing order entered by the U.S. Bankruptcy Court for the Middle District of Florida (“DIP Financing” or “Tempus Note Receivable”), for general working capital purposes and other lawful purposes as permitted under the agreements governing the DIP Financing; and (ii) to provide $1.5 million for the “Deposit,” as defined and provided in the Agreement for Purchase and Sale of Assets to purchase certain assets of Tempus Resorts International, Ltd. and its subsidiaries. The term of Credit and Security Agreement ended on July 1, 2011, when the Tempus Note Receivable was discharged in connection with the Tempus Resorts Acquisition.

On July 1, 2011,the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, which is an affiliate of the Silver Rock Investors (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at Tempus Acquisition, LLC's election, in cash or in kind by adding the applicable accrued amount to principal), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC is required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012 and

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

(iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC is also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions have been made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP ("Wellington Management Investors") also became lenders under this credit facility in connection with a December 2012 amendment to the Tempus Acquisition Loan.
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
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC entered into a Loan and Security Agreement with Resort Finance America, LLC (the "Tempus Receivables Loan"). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. Between July 1, 2011 and December 31, 2011, and during the year ended December 31, 2012, Mystic Dunes, LLC made additional principal payments of $3.1 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bears interest at a rate that is the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bears interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the "Tempus Loans."

Tempus Acquisition, LLC, Mystic Dunes, LLC and each of its wholly-owned subsidiaries are special-purpose subsidiaries.

               PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPMA completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired four resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.

In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, including some of the Wellington Management Investors, and Silver Rock Financial LLC, which is an affiliate of the Silver Rock Investors (the “PMR Acquisition Loan”). The PMR Acquisition Loan is collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bears interest at a rate of 18.0% (of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at DPMA's election, in cash or in kind by adding the applicable accrued amount to principal), and matures on May 21, 2016.

The PMR Acquisition Loan provides that, (i) DPMA is required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA shall make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and the associated closing costs.

On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan will provide debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum, provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. One of the unsecured notes matured in February 2013 and carried an interest rate of 3.1% per annum. The other unsecured note is scheduled to mature in September 2013 and carries an interest rate of 3.2% per annum. In addition, the Company purchased certain software licenses during the year ended December 31, 2012 with monthly interest-free payments due for the next two years and this obligation was recorded at fair value as of December 31, 2012 using a discount rate of 5.7%.
The following table presents selected information on the Company’s borrowings for the periods presented below (dollars in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	December 31, 2012					December 31, 2011
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—	$425,000
Original issue discount related to Senior Secured Notes	(8,509)			—	—	(9,454)
2008 Conduit Facility (1)(2)	70,912	4.5%	4/12/2013	89,900	—	21,111
2008 Conduit Facility (1)(2)(4)	4,088	4.5%	4/12/2013	5,183	—	959
PMR Acquisition Loan (1)(3)(4)(5)	62,211	20.5%	5/21/2016	—	—	—
Quorum Facility (1)(2)	52,417	6.3%	12/31/2015	56,420	27,584	31,733
Tempus Acquisition Loan (1)(3)(4)(5)	50,846	19.8%	6/30/2005	—	—	42,658
Diamond Resorts Owners Trust Series 2009-1 (1)(2)	50,025	9.5%	3/20/2026	90,002	—	84,464
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1 (2)	(441)			—	—	(659)
Tempus Receivables Loan (1)(2)(4)	44,027	10.0%	7/1/2015	57,483	—	63,035
Payments in transit (1)(2)(4)	(1,150)			—	—	(1,886)
10% participation interest (Tempus Acquisition, LLC) (1)(2)(4)	(5,945)			—	—	(6,799)
Diamond Resorts Owners Trust Series 2011-1 (1)(2)	36,849	4.0%	3/20/2023	37,599	—	51,912
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1 (2)	(312)			—	—	(395)
ILXA Inventory Loan (1)(3)(4)	15,939	7.5%	8/31/2015	—	—	21,087
ILXA Receivables Loan (1)(2)(4)	5,832	10.0%	8/31/2015	3,814	—	7,420
Tempus Inventory Loan (1)(3)(4)	2,992	7.5%	6/30/2016	—	—	3,599
Notes payable-insurance policies (3)	2,366	3.1%	Various	—	—	1,814
Note Payable-RFA fees (1)(3)(4)	1,395	10.0%	6/20/2014	—	—	2,170
DPM Inventory Loan (1)(3)(4)	1,267	8.0%	7/31/2029			—
Notes payable-other (3)	872	5.6%	Various	—	—	56
Notes payable-other (1)(3)(4)	18	—%	11/18/2015	—	—	130
Total	$810,699			$340,401	$27,584	$737,955

(1) Non-recourse indebtedness
(2) Securitization notes and Funding Facilities
(3) Other notes payable
(4) Borrowing through special-purpose subsidiaries
(5) Borrowing from Guggenheim Corporate Funding, LLC, a related party
Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and 2008 Conduit Facility contain various restrictions and limitations that may affect its business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of December 31, 2012.
The anticipated maturities of the Company’s borrowings under the Senior Secured Notes, securitization notes, 2008 Conduit Facility and notes payable are as follows (in thousands) and not including the use of any proceeds from potential debt or equity transactions during 2013 to pay down borrowings:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Due in the year ending December 31:

2013	$165,141
2014	69,897
2015	116,656
2016	34,585
2017	2,111
2018 and thereafter	431,571
Total contractual obligations	819,961
Unamortized original issue discounts, net	(9,262)
Total borrowings as of December 31, 2012	$810,699
Liquidity
Cash provided by operations was $24.6 million for the year ended December 31, 2012 compared to cash provided by operations of $9.3 million for the year ended December 31, 2011. Cash and cash equivalents were $21.1 million and $19.9 million as of December 31, 2012 and December 31, 2011, respectively. The Company believes there will be sufficient existing cash resources and cash flows from operations, in addition to future refinancing activities, to meet the anticipated debt maturities and the Company's other cash requirements for the next twelve months. If cash flows from operations are less than expected, the Company would need to curtail its sales and marketing operations or raise additional capital.
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
During the years ended December 31, 2012, 2011 and 2010, the Company made matching contributions to its 401(k) Plan of $1.3 million, $1.0 million and $0.8 million, respectively.
In addition, the Company has a self-insured health plan that covers substantially all of its full-time employees in the U.S. The health plan uses employee and employer contributions to pay eligible claims. To supplement this plan, the Company has a stop-loss insurance policy to cover individual claims in excess of $0.2 million. At December 31, 2012, 2011 and 2010, the Company accrued $1.9 million, $1.5 million and $1.3 million, respectively, for claims that have been incurred but not reported. This accrual is calculated as the higher of (i) estimated accrual based on Company's historical experience of claim payments and lag period between the service dates and claim payment dates or (ii) two times the average monthly claims made by the Company during the past fiscal year. The following table sets forth for each of the years ended December 31, 2012 and 2011, respectively, the amount of claims incurred during such period, changes in accruals during such period for claims incurred during prior periods, and the amount of payments made in such period (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Balance as of December 31, 2010	$1,273
Claims incurred during the current year	10,069
Change in accruals for claims incurred during prior years	(1,065)
Payments made	(8,755)
Balance as of December 31, 2011	1,522
Claims incurred during the current year	13,186
Change in accruals for claims incurred during prior years	(1,291)
Payments made	(11,500)
Balance as of December 31, 2012	$1,917
During the years ended December 31, 2012, 2011 and 2010, the Company recorded $14.7 million, $10.8 million and $8.6 million, respectively, in expenses associated with its health plans.
With certain exceptions, the Company's European subsidiaries do not offer private health plans or retirement plans. The government in each country offers national health services and retirement benefits, which are funded by employee and employer contributions.

Note 17 — Income Taxes

The components of the benefit for income taxes are summarized as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Current:
Federal	$(1,090)	$(98)	$268
State	206	—	210
Foreign	(416)	(851)	(1,752)
Total current benefit for income taxes	(1,300)	(949)	(1,274)
Deferred:
Federal	7,546	(491)	5,016
State	(2,761)	1,155	674
Foreign	(5,049)	(4,506)	(9,644)
	(264)	(3,842)	(3,954)
(Decrease) increase in valuation allowance	(12,746)	(4,726)	3,954
Total deferred benefit for income taxes	(13,010)	(8,568)	—
Benefit for income taxes	$(14,310)	$(9,517)	$(1,274)

Income (loss) before income taxes is comprised of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Domestic	$9,993	$5,836	$(17,139)
Foreign	(10,660)	(5,050)	(3,294)
(Loss) income before income taxes	$(667)	$786	$(20,433)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

The reconciliation between the statutory provision for income taxes and the actual benefit for income taxes is shown as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Income tax expense (benefit) at U.S. federal statutory rate of 35%	$(233)	$275	$(1,333)
State tax (benefit) expense, net of federal effect	(9)	1,554	574
Income of pass-through entities not taxed at corporate entity level	3,298	5,075	(138)
Tax impact of non-U.S. disregarded entities	(282)	(1,125)	(1,055)
Rate differences between U.S. and foreign tax jurisdictions	1,388	(1,221)	(887)
Foreign currency and rate change adjustment	186	(179)	(8,792)
Permanent return to provision and deferred adjustments	1,594	(4,201)	(23)
Meals and entertainment	556	207	159
Alternative minimum tax (refund)	(1,090)	(161)	1,251
Tax effect of gain on bargain purchase from business combinations	(6,972)	(5,015)	—
Change in deferred tax asset	—	—	5,016
(Decrease) increase in valuation allowance	(12,746)	(4,726)	3,954
Benefit for income taxes	$(14,310)	$(9,517)	$(1,274)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2012	2011
Allowance for losses	$49,761	$40,122
Unsold Vacation Interests adjustments	11,390	13,705
Net Operating Loss carryover	126,283	123,085
Accrued expenses and prepaid assets	20,254	13,503
Other	30,207	22,225
Total gross deferred tax assets	237,895	212,640
Valuation allowance	(91,519)	(104,264)
Total net deferred tax assets	146,376	108,376
Installment sales	125,054	98,754
Intangible assets	15,966	5,180
Other	5,356	4,442
Total deferred tax liability	146,376	108,376
Net deferred tax liability	$—	$—

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Valuation Allowance
Balance as of January 1, 2010	$105,036
Additions — Increases	13,487
Deductions — Recoveries	(9,533)
Balance as of December 31, 2010	108,990
Additions — Increases	16,042
Deductions — Recoveries	(20,768)
Balance as of December 31, 2011	104,264
Additions — Increases	28,354
Deductions — Recoveries	(41,099)
Balance as of December 31, 2012	$91,519

ASC 740-10, “Income Taxes” requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carry forward period. Because of the Company's history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The majority of the valuation allowance change during 2012 is primarily due to bad debt allowance and treatment of installment sales.

As of December 31, 2012, the Company had available approximately $226.9 million of unused federal net operating loss carry forwards, $197.0 million of unused state net operating loss carry forwards, and $113.6 million of foreign net operating loss carry forwards (the “NOLs”), with expiration dates from 2017 through 2029 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income subject to certain limitations.
As a result of the Company's acquisition of Sunterra in 2007, use of the Company's NOLs is limited under Internal Revenue Code Section 382 and comparable state laws. Even with the limitation, $93.0 million of federal NOLs is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state NOLs is also available. Although the Company's future cash tax liabilities cannot be entirely eliminated through the application of these NOLs due to a 90% statutorily imposed limitation applicable to a portion of its alternative minimum tax NOLs, the Company believes the availability of these NOLs to offset future taxable income will result in minimal cash tax obligations in future periods.
As a result of uncertainties regarding the Company's ability to generate sufficient taxable income to utilize its net NOLs, the Company maintains a valuation allowance against the balance of its deferred tax assets as of December 31, 2012 and 2011.
No deferred tax liabilities have been provided for U.S. taxes on the undistributed earnings (if any) of foreign subsidiaries as of December 31, 2012, 2011 and 2010. Those earnings have been and expect to be reinvested in the foreign subsidiaries. The amount of those undistributed earnings has not been determined as it is impracticable at this time to determine the amount.
In 2007, the Company's wholly-owned subsidiary, Diamond Resorts (Europe) Ltd., filed a claim for refund with the United Kingdom income tax authority in the amount of $10.7 million (£7.4 million) with respect to its income tax return for the years ended December 31, 1999 to 2004. In accordance with ASC 450, the Company recorded an income tax receivable of $3.5 million (£2.4 million) in the consolidated balance sheet for the year ended December 31, 2008. During 2009, the Company received a partial refund from the United Kingdom income tax authority in the amount of $1.6 million (£1.0 million). In January 2010, the Company received an additional partial refund in the amount of $3.2 million (£2.0 million), plus interest of $0.6 million (£0.4 million). An additional benefit of $1.0 million (£0.6 million) was recorded in 2009 to reflect the amount of refund received in excess of the receivable balance at December 31, 2008. An additional partial refund of $3.2 million (£2 million) was received in October 2010, all of which was recorded as a benefit in 2010. Final tax refunds of $3.0 million (£1.9 million) plus interest of $1.4 million (£0.9 million) were received and recorded in 2011.
Effective January 1, 2009, the Company adopted guidance included in ASC 740. This guidance clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements. ASC 740 prescribes a recognition threshold

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is recognition: the Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The adoption of ASC 740 did not result in material impact on the Company's financial condition or results of operations.
The Company does not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next twelve months.
The Company's continuing practice is to recognize potential interest and/or penalties related to income tax matters in income tax provision. As of December 31, 2012, the Company has no amount accrued for the payment of interest and penalties in the accompanying balance sheet.
The Company operates in multiple tax jurisdictions, both within the U.S. and outside of the U.S. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Tax Years No Longer Subject to Examination
United States	2008 and prior
United Kingdom	2010 and prior
Spain	Generally 2007 and prior*

* although several Spanish entities are subject to examination for 2003-2006.

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
Rental expense recognized for all operating leases during the years ended December 31, 2012, 2011 and 2010 totaled $18.7 million, $14.3 million and $13.9 million, net of sublease rental revenue of $0.7 million, $0.8 million and $0.5 million, respectively.
As of December 31, 2012, future minimum lease payments on operating leases were as follows (in thousands):

Year ending December 31:
2013	$8,879
2014	7,099
2015	6,663
2016	6,137
2017	6,047
2018 and thereafter	4,123
$38,948

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Minimum rental payments to be received in the future under non-cancelable sublease agreements totaled $0.4 million as of December 31, 2012.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling and property amenity improvement projects. The total remaining commitment was $2.3 million as of December 31, 2012.
Litigation and Other
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
One of the Company's subsidiaries, FLRX, Inc. ("FLRX"), is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries is party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleges two claims for alter ego and fraudulent conveyance, seeks to hold DRP and DRC liable for the judgment entered against FLRX. Plaintiffs claim that the defendants manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX.
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. The parties are currently engaged in written discovery. The Company intends to vigorously defend against these claims.
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of December 31, 2012, the Company had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV ("AKGI"), one of the Company's subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, the Company believes that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with the

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Company having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of the Company's managed resorts in Hawaii levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to the Company. During the quarter ended December 31, 2011, the Company's portion of the water intrusion assessment was recorded as Vacation Interest carrying cost, net in the accompanying consolidated statements of operations and comprehensive income (loss) with a corresponding increase to due to related parties, net in the accompanying consolidated balance sheet. The proceeds of this assessment are being used to repair the water intrusion damage at the resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of the Company's officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November, 2012, the Company reached an agreement with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to court approval. The Company does not expect the settlement to have a material impact on its financial condition or results of operations.

Note 19 — Fair Value Measurements
ASC 820, Fair Value Measurements ("ASC 820"), defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3: Unobservable inputs used when little or no market data is available.
As of December 31, 2012 and December 31, 2011, the Company's derivative instruments were the 2010 Cap Agreement and the 2012 Cap Agreements, which had fair values of $0 based on valuation reports provided by counterparties. The 2010 Cap Agreement and the 2012 Cap Agreements were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See Note 3— Concentrations of Risk for further detail on these cap agreements.
As of December 31, 2012, mortgages and contracts receivable had a balance of $312.9 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance which adjust the carrying value of mortgages and contracts receivable to management's best estimate of collectibility. As a result, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2012. These financial assets were classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 based on a quoted price of 109.0 on a restricted bond market as they were not actively traded on the open market.
As of December 31, 2012, the Company’s 2008 Conduit Facility, DROT 2009 Notes and DROT 2011 Notes were classified as Level 2. The Company believes the fair value of the 2008 Conduit Facility approximated its carrying value due to the fact that it was recently amended and, therefore, measured using other significant observable inputs including the current refinancing activities. The fair value of the DROT 2009 Notes and DROT was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

As of December 31, 2012, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan, the Tempus Inventory Loan, the PMR Acquisition Loan and the DPM Inventory Loan were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of December 31, 2012, the Company believes the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
As of December 31, 2012, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
As of December 31, 2011, mortgages and contracts receivable had a balance of $283.3 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports. The Company believes that this balance approximated the fair value of the mortgages and contracts based on the recent extension of the Company’s 2008 Conduit Facility on October 14, 2011. These financial assets are classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 based on a quoted price of 98.75 on a restricted bond market as they were not actively traded on the open market.
As of December 31, 2011, the Company’s 2008 Conduit Facility, DROT 2009 Notes and DROT 2011 Notes were classified as Level 2. The Company believes the fair value of the 2008 Conduit Facility approximated its carrying value due to the fact that it was recently amended and, therefore, measured using other significant observable inputs including the current refinancing activities. The fair value of the DROT 2009 Notes and DROT was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets.
As of December 31, 2011, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were classified as Level 2 and the Company believes their fair values approximated their carrying values due to the fact that these transactions were recently completed. The Quorum Facility was issued in April 2010, the ILXA Receivables Loan and ILXA Inventory Loan were issued in August 2010, and the Tempus Acquisition Loan, the Tempus Receivables Loan and the Tempus Inventory Loan were issued in July 2011.
As of December 31, 2011, the Company believes the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
As of December 31, 2011, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
In accordance with ASC 820, the Company also applied the provisions of fair value measurement to various non-recurring measurements for the Company’s financial and non-financial assets and liabilities and recorded the impairment charges. The Company’s non-financial assets consist of property and equipment, which are recorded at cost, net of depreciation unless impaired, and assets held for sale, which are recorded at the lower of cost or their estimated fair value less costs to sell.
The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2012 were as follows (dollars in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets
Mortgages and contracts receivable, net	$312,932	$312,932	$—	$312,932
Total assets	$312,932	$312,932	$—	$312,932
Liabilities
Senior secured notes, net	$416,491	$463,250	$463,250	$—
Securitization notes and conduit facility, net	256,302	270,392	270,392	—
Notes payable	137,906	137,769	137,769	—
Total liabilities	$810,699	$871,411	$871,411	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2011 were as follows (dollars in thousands):

	Carrying Amount	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets
Mortgages and contracts receivable, net	$283,302	$283,302	$—	$283,302
Total assets	$283,302	$283,302	$—	$283,302
Liabilities
Senior secured notes, net	$415,546	$419,688	$419,688	$—
Securitization notes and conduit facility, net	250,895	265,038	265,038	—
Notes payable	71,514	71,514	71,514	—
Total liabilities	$737,955	$756,240	$756,240	$—

Note 20 — Common and Preferred Units and Stock-Based Compensation
Sales of Class A Common Units and Preferred Units (June 2010 and August 2010)
On June 17, 2010, the Company entered into a private placement transaction pursuant to agreements with the "Guggenheim Investor, an investment vehicle managed by an affiliate of Guggenheim Partners, LLC, which provided for DRP Holdco, LLC to make a $75.0 million investment in Class A common and preferred units of the Company. At an initial closing on June 17, 2010, the Company sold 70.67 Class A common units and 333.33 preferred units to the Guggenheim Investor for $25.0 million. At a subsequent closing on August 13, 2010, DRP sold 198.63 Class A common units and 666.67 preferred units to the Guggenheim Investor for $50.0 million. The entire $75.0 million investment was attributed to preferred units in accordance with the agreements and the value assigned to common units was $0. The proceeds of this investment were used to repurchase the equity securities previously held by another institutional investor and, therefore, the Company did not retain any net proceeds from these transactions.
These agreements also contained a provision to allow the Company, at its discretion, to redeem any of the preferred units at any time after August 13, 2012, for any reason or no reason, at optional redemption premiums ranging from 100% to 103% depending on the redemption date. In addition, the Guggenheim Investor may have required the Company to redeem all or any portion of the preferred units it held under the following circumstances: (i) simultaneously with an initial public offering of the Company's equity securities; (ii) at any time after August 13, 2019; (iii) upon the acceleration of payment of principal by any lender of senior indebtedness; and (iv) in the event of certain uncured breaches of the agreements that governed the preferred units. The preferred redemption premiums varied from 100% to 105% depending on the event leading to the redemption.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

The Company applied the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity” ("ASC 480") when determining the classification and measurement of preferred stock. In addition, the Company classified the $75.0 million of conditionally redeemable preferred units as temporary member capital due to the fact that the preferred units contained redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control.
Furthermore, the preferred units had a priority return of 17.0% per annum from June 17, 2010 to August 13, 2010 and had a priority return of 16.5% per annum from August 14, 2010 through redemption, compounded quarterly, as well as a liquidation preference with respect to the common equity securities.
In accordance with ASC 480, the Company was required to record the redemption premiums and accrete for the priority returns periodically as it was probable that the preferred units would be redeemed by the Company. Both the redemption premiums and the priority returns were recorded as an increase to accumulated deficit and a corresponding increase to redeemable preferred units in temporary member capital.
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
Sales of Class A Common Units and Preferred Units (February 2011)
On February 18, 2011, DRP sold an aggregate of 25.1 Class A common units and 133.33 preferred units in a private placement transaction to four investment vehicles affiliated with certain affiliates of Silver Rock Financial LLC (the “Silver Rock Investors”) in exchange for $10.1 million. This transaction brought the total number of issued and outstanding common units to 1,115.1 and issued and outstanding preferred units to 1,133.3. The terms of the new equity investor agreements were consistent with the terms included in the Guggenheim agreements discussed above.
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
Tempus Warrant (June 2011)
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, DRP issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The Tempus Warrant vests and becomes exercisable, subject to the provisions of the Tempus Warrant described below, upon the sixty-first day (the “Tempus Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any successor corporation of DRP ("DRP Successor"), a payment default by Tempus Acquisition, LLC (after expiration of applicable grace and care periods) under the Tempus Acquisition Loan, and a sale of DRP or DRC (a " Tempus Warrant Triggering Event"). Following a Tempus Warrant Triggering Event, the Tempus Warrant would become exercisable on the Tempus Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the Tempus Acquisition Loan from the date of the Tempus Warrant through the day immediately preceding the Tempus Warrant Exercise Date is less than a certain benchmark amount (the “Tempus Benchmark Amount”) as determined pursuant to the terms of the Tempus Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the Tempus Warrant. The purchase price for each common unit of DRP issuable upon exercise of the Tempus Warrant is $0.0001 per common unit. During the 60-day period following a Tempus Warrant Triggering Event, DRP or the DRP Successor, as applicable, has the option to purchase the Tempus Warrant from the holder for a cash payment equal to the Tempus Benchmark Amount, less any cash payments made on the Tempus Acquisition Loan from the date of the Tempus Warrant through the date of such Tempus Warrant Triggering Event. The Company determined that the Tempus Warrant had a nominal value as of December 31, 2012.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Sales of Class A Common Units (July 2011)
On July 21, 2011, DRP consummated a recapitalization transaction pursuant to which it sold 280.89 Class A common units in a private placement transaction to seven institutional accredited investors that are investment advisory clients of Wellington Management Company, LLP in exchange for $136.5 million. DRP paid approximately $4.5 million in fees in conjunction with the recapitalization transactions. DRP used $108.7 million of the proceeds and issued an aggregate of 26.56 Class A common units to the Guggenheim Investor and the Silver Rock Investors to redeem all of the previously issued and outstanding preferred units (including accrued and unpaid priority returns) pursuant to the terms of a Preferred Unit Redemption Agreement. In addition, DRP paid $16.4 million to CDP, a related party of the Company, to redeem 34.74 common units previously held by CDP. Immediately after the transaction above, CDP owns approximately 54.3% of the issued and outstanding common units with the remainder owned by various institutional investors.
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
PMR Warrant (May 2012)
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, DRP issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant vests and becomes exercisable, subject to the provisions of the PMR Warrant described below, upon the sixty-first day (the “PMR Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any DRP Successor, a payment default by DPMA (after expiration of applicable grace and care periods) under the PMR Acquisition Loan, and a sale of DRP or DRC (a "PMR Warrant Triggering Event"). Following a PMR Warrant Triggering Event, the PMR Warrant would become exercisable on the PMR Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date is less than a certain benchmark amount (the “PMR Benchmark Amount”) as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of DRP issuable upon exercise of the PMR Warrant is $0.0001 per common unit. During the 60-day period following a PMR Warrant Triggering Event, DRP or the DRP Successor, as applicable, has the option to purchase the PMR Warrant from the holder for a cash payment equal to the PMR Benchmark Amount, less any cash payments made on the PMR Acquisition Loan from the date of the PMR Warrant through the date of such PMR Warrant Triggering Event. The Company determined that the PMR Warrant had a nominal value as of December 31, 2012.
Issuance of Class B Common Units and Stock-Based Compensation (October 2012)

On October 15, 2012, the Company established the Diamond Resorts Parent, LLC 2012 Equity Incentive Plan (the "2012 Plan"), which authorized awards of 112.2 restricted Class B common units ("BCUs") to participants in the 2012 Plan. The BCUs represent a fractional part of the interest in the profits, losses and distributions, but not the capital, of DRP and are non-voting and subject to certain restrictive covenants.

On the same date in October 2012, to mitigate the dilutive effect of the July 2011 recapitalization transaction on Messrs. Cloobeck, Palmer and Kraff, DRP issued 103.8 BCUs under the 2012 Plan to Messrs. Cloobeck, Palmer and Kraff for no cash consideration. These BCUs were 100% vested as of the issuance date. Also on that date, DRP granted BCUs pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan for no cash consideration, in connection with their provision of services to DRP. These BCUs were also 100% vested on the grant date; however, because these BCUs were tied to service to DRP, they are subject to forfeiture if the grantee’s employment with DRP is terminated for cause and subject to repurchase by DRP (at its option) if the grantee’s employment with DRP is terminated for any reason other than termination by DRP for cause. The BCUs are not entitled to any distributions nor do they have any fair value unless and until the cumulative amount distributed to holders of DRP common units other than BCUs is at least equal to a specified amount.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

The Company measured compensation expense related to the BCUs at fair value on the issuance date and recognized this expense in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2012, the Company recognized $3.3 million in such compensation expense based on a weighted-average grant-date fair value of $32,008 per unit. The Company used the Black-Scholes option-pricing model to estimate the fair value of the BCUs granted. The estimated volatility of 28.0% was calculated based on the historical volatility of the stock prices for a group of identified peer companies and then adjusted for the debt leverage of the Company. The expected annual dividend per share was 0% based on the Company's expected dividend rate. The average expected life of 0.6 years represented the period of time the BCUs were expected to be outstanding at the issuance date based on management's estimate. The risk-free interest rate of 0.2% was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected life assumed at the date of issuance.

Note 21 — Business Combinations
ILX Acquisition
On August 31, 2010, ILXA acquired a majority of the assets of ILX Resorts Incorporated for an aggregate cash purchase price of $30.7 million. The ILX Acquisition added ten additional resorts new owner-families to the Diamond Resorts family. These assets complement Diamond Resorts' existing resort network and are expected to increase the Company's value proposition to its owner base. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See Note 15— Borrowings for additional detail. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price. The acquisition resulted in no goodwill or gain from business combinations due to the fact the fair value of assets acquired and liabilities assumed equals the purchase price.
The Company accounted for this acquisition under the purchase method in accordance with ASC 805, “Business Combinations” (“ASC 805”). As of August 31, 2010, the acquisition was recorded based on a preliminary appraisal. During the twelve-month period ended August 31, 2011, adjustments were recorded to the respective accounts to reflect the values included in the final appraisal. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary and final appraisals (in thousands):

	Based on Preliminary Appraisal as of August 31, 2010	Adjustments Recorded During the Twelve Months Ended August 31, 2011	Based on Final Appraisal as of August 31, 2011
Consideration:
Cash	$30,722	$—	$30,722
Fair value of total consideration transferred	$30,722	$—	$30,722

Recognized amounts of identifiable assets and liabilities assumed as of August 31, 2010:
Cash in escrow and restricted cash	$54	$—	$54
Mortgages and contracts receivable	9,802	(1,660)	8,142
Prepaid expenses and other assets	365	(31)	334
Unsold vacation interests	10,100	—	10,100
Property and equipment	5,705	1,679	7,384
Intangible assets	8,850	(100)	8,750
Total assets	34,876	(112)	34,764
Liabilities assumed	4,154	(112)	4,042
Total identifiable net assets	$30,722	$—	$30,722

Acquired intangible assets consist of the following (dollar amounts in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of August 31, 2010	Adjustments Recorded During the Twelve Months Ended August 31, 2011	Based on Final Appraisal as of August 31, 2011
Member relationships	10	$1,100	$(100)	$1,000
Management contracts	5	7,120	—	7,120
Trade name	5	600	—	600
Domain name	5	30	—	30
Total acquired intangible assets		$8,850	$(100)	$8,750

The ILX management contracts have automatic renewals for a weighted average term of approximately ten years. The weighted average period before the next renewal or extension is approximately five years.
Tempus Resorts Acquisition
On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC, with $104.9 million in borrowings. The Tempus Resorts Acquisition added two additional resorts and new owner-families to the Company's owner base. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan, Tempus Receivables Loan and the Tempus Inventory Loan. See Note 15— Borrowings for more information.
The Company accounted for this acquisition under the purchase method in accordance with ASC 805. As of July 1, 2011, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The Company recorded $34.2 million in gain on bargain purchase from business combination for the quarter ended September 30, 2011, in accordance with ASC 805 due to the fact that the assets were purchased as part of a distressed sale as Tempus Resorts International Ltd. had filed for Chapter 11 bankruptcy proceedings in November 2010.
During the twelve-month period ended June 30, 2012, adjustments were recorded to the respective accounts to reflect the values included in the final appraisal. Specifically, the Company originally reported its gain on bargain purchase with respect to the Tempus Resorts Acquisition based upon historical trends and the Company’s limited records regarding the acquired assets and financial performance, including its portfolio of mortgages and contracts receivables. However, the Company subsequently developed further information regarding the inherent acquisition date default rate with respect to the portfolio of mortgages and contracts receivable acquired, which rate was higher than the Company had originally estimated in its preliminary valuation. This additional default data caused the Company to re-value the acquisition date fair value of the acquired portfolio of mortgages and contracts receivable, which resulted in a reduction of $10.6 million in the fair value of mortgages and contracts receivable and, accordingly, a corresponding deduction in gain on bargain purchase reflected in the fourth quarter of 2011.
In addition, for the three months ended September 30, 2011, the gain on bargain purchase was reported on a gross basis, without reduction for the deferred tax liability attributable to the difference in book value and tax basis. The effect of recording the acquired deferred tax liability and the equal and offsetting release of the Company’s valuation allowance was included in the benefit for income taxes line. Based upon further review of technical guidance in connection with the Company’s preparation of financial statements for the year ended December 31, 2011, however, the Company determined that it would be appropriate to include the deferred tax effect of the acquired deferred tax liability in the gain on bargain purchase line as opposed to the benefit for income taxes line. Accordingly, for the three months ended December 31, 2011, the gain on bargain purchase was further reduced by the $8.6 million deferred tax liability attributable to the difference in book and tax basis in the assets acquired.
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the preliminary appraisal and the final appraisal (in thousands).

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Based on Preliminary Appraisal as of July 1, 2011	Adjustments Recorded During the Twelve Months Ended June 30, 2012	Based on Final Appraisal As of June 30, 2012
Consideration:
Cash	$104,915	$—	$104,915
Fair value of total consideration transferred	$104,915	$—	$104,915

Recognized amounts of identifiable assets and liabilities assumed as of July 1, 2011:
Cash and cash equivalents acquired	$2,517	$(2)	$2,515
Cash in escrow and restricted cash	2,912	(12)	2,900
Prepaid expenses and other assets	1,423	(101)	1,322
Due from related parties, net	4	—	4
Other receivables, net	2,444	(257)	2,187
Mortgages and contracts receivable	70,496	(10,589)	59,907
Unsold Vacation Interests	22,745	380	23,125
Property and equipment	19,544	(3,980)	15,564
Intangible assets	24,889	3,919	28,808
Total assets	146,974	(10,642)	136,332
Deferred tax liability	—	8,567	8,567
Liabilities assumed	7,876	776	8,652
Total identifiable net assets	$139,098	$(19,985)	$119,113
Gain on bargain purchase from business combination	$34,183	$(19,985)	$14,198

Acquired Tempus intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of July 1, 2011	Adjustments Recorded During the Twelve Months Ended June 30, 2012	Based on Final Appraisal as of June 30, 2012
Management Contract	15	$14,110	$2,120	$16,230
Amenity Fee Agreements	17.5	8,709	999	9,708
Member relationships	3	2,070	800	2,870
Total acquired intangible assets		$24,889	$3,919	$28,808
The following sets forth the methodologies used by the Company for valuing the assets acquired in the Tempus Resorts Acquisition. Based upon such valuation methodologies, the total value exceeded the purchase price for such assets resulting in the gain on bargain purchase reported in these financial statements.
Mortgages Receivable
The Company acquired two separate pools of receivables. Both pools were valued using the present value of the after-tax cash flows generated over the life of the assets. Several assumptions were used in modeling the expected cash flows in addition to the regular principal payments outlined in the terms of the mortgage, including a weighted average coupon of 17.0%, a loan servicing fee of 1.5%, a prepayment rate of 6.8% and a default rate of 43.9% for the Company's collateralized pool and a prepayment rate of 12.2% and a default rate of 43.4% for the Company's in-house pool.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Customer Relationships
It is the experience of the Company that existing customers purchase more VOIs, and the customers at closing were assumed to act similarly. The Company assumed an upgrade rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the Tempus Resorts Acquisition at the time of the acquisition are expected to purchase additional Vacation Interests) and an attrition rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the Tempus Resorts Acquisition are no longer likely to purchase additional Vacation Interests, which the Company used to adjust the upgrade rate for future years) for the customers to predict the revenues generated over time. An increase in the upgrade rate and/or a decrease in the attrition rate would have resulted in a decrease in the estimated fair value of the acquired customer relationships, while a decrease in the upgrade rate and/or an increase in the attrition rate would have resulted in an increase in the estimated fair value of the acquired customer relationships. The Company estimated costs and expenses required to market and sell Vacation Interests to existing members based upon the historical performance of existing members and then deducted costs and expenses from estimated revenues generated over time, resulting in the after-tax cash flows. The value of the customer relationships was then set by taking the present value of the after-tax cash flows.
Management Contracts
The Company acquired two management contracts. Each was valued at the expected present value of the after-tax cash flows generated over the estimated useful life of such contract. The expected cash flows projected were based off the terms of the management contracts, and adjusted for inflation and the costs and expenses required to generate the revenues under such contracts.
Unsold Vacation Interests, net
The Company valued inventory purchased based on projected revenue using a 3.0% projected growth rate each year. The Company estimated that inventory purchased as part of the transaction (including the recovery of the initial defaulted receivables) would be substantially sold 16 years following the date of the consummation of the Tempus Resorts Acquisition. The Company subtracted for each year in such 16-year period a 50.0% advertising, sales, and marketing cost, and then tax-affected that number with a 39.0% corporate tax rate. This gave the Company its Net revenue after costs to generate. The Company then used a present value rate of 30.0% to calculate the fair value of the inventory.
Amenity Fee Agreement
The amenity fee agreement was valued at the expected present value of the after-tax cash flows to be generated over the useful life of the contract.
Amounts Due from Related Parties
The assets were reviewed for reasonableness and collectibility and recorded at the historic book value.
Other Receivables
The assets were reviewed for reasonableness and collectibility and recorded at the historic book value.
Prepaid Expenses and Other Assets
The assets were reviewed for reasonableness and collectibility and recorded at the historic book value.
Property and Equipment, net
All of the property and equipment acquired by the Company was valued by a third party and is depreciated in a straight line basis over the estimated useful life of the asset.
The Tempus Resorts Acquisition contributed $20.1 million of revenue and $14.6 million of net income, which includes $34.2 million of gain on bargain purchase, from the acquisition date through December 31, 2011. These amounts are included in the consolidated statement of operations for the year ended December 31, 2011.
PMR Acquisition
On May 21, 2012, the Company completed the PMR Acquisition through DPMA, a wholly-owned special-purpose subsidiary of the Company, whereby DPMA acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets for approximately $51.6

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

million in cash, plus the assumption of specified liabilities related to the acquired assets. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See Note 15— Borrowings for more information.
The PMR Acquisition added nine locations to the Company's network of available resorts, four management contracts, VOI inventory, new owner-families to the Company's owner base and additional VOI inventory to sell to existing members and potential customers. The Company accounted for the PMR Acquisition under the purchase method in accordance with ASC 805. As of May 21, 2012, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The Company recorded $20.7 million in gain on bargain purchase from business combinations during the quarter ended June 30, 2012 in accordance with ASC 805 due to the fact that the assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.

During the period between May 22, 2012 and December 31, 2012, adjustments were recorded to the respective accounts to reflect the values included in the updated appraisal as of December 31, 2012 and the Company recorded a reduction of gain on bargain purchase from business combination in the amount of $2.2 million resulting from the aforementioned adjustments.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Pacific Monarch Resorts, Inc. at the acquisition date based on the appraisals as of May 21, 2012 and December 31, 2012 (in thousands).

	Based on Preliminary Appraisal as of May 21, 2012	Adjustments Recorded Through the Period Ended December 31, 2012	Based on Updated Appraisal as of December 31, 2012
Consideration:
Cash	$51,635	$—	$51,635
Fair value of total consideration transferred	$51,635	$—	$51,635

Recognized amounts of identifiable assets acquired and liabilities assumed as of May 21, 2012:
Prepaid expenses and other assets	$315	$25	$340
Due from related parties, net	2,067	—	2,067
Other receivables, net	2,916	(47)	2,869
Mortgages and contracts receivable	1,677	(13)	1,664
Unsold Vacation Interests	36,221	(5,783)	30,438
Property and equipment	1,408	(675)	733
Intangible assets	45,100	3,833	48,933
Total assets	89,704	(2,660)	87,044
Deferred tax liability	13,453	(443)	13,010
Liabilities assumed	1,736	11	1,747
Total identifiable net assets	$74,515	$(2,228)	$72,287
Gain on bargain purchase from business combination	$22,880	$(2,228)	$20,652

Acquired PMR intangible assets consist of the following (dollar amounts in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of May 21, 2012	Adjustments Recorded Through the Period Ended December 31, 2012	Based on Updated Appraisal as of December 31, 2012
Management Contracts	15	$38,300	$—	$38,300
Customer Lists	3	6,800	—	6,800
Other	10	—	3,833	3,833
Total acquired intangible assets		$45,100	$3,833	$48,933

The following sets forth the methodologies used by the Company for valuing the assets acquired in the PMR Acquisition. Based upon such valuation methodologies, the total value exceeded the purchase price for such assets resulting in the gain on bargain purchase reported in these financial statements.
Mortgages Receivable
The Company acquired a single pool of receivables. This pool was valued using the present value of the after-tax cash flows generated over the life of the assets. Several assumptions were used in modeling the expected cash flows in addition to the regular principal payments outlined in the terms of the mortgage, including a weighted average coupon of 14.4%, a loan servicing fee of 1.0%, a prepayment rate of 9.4% and a default rate of 39.2%.
Customer Relationships
It is the experience of the Company that existing customers purchase more VOIs, and the customers at closing were assumed to act similarly. The Company assumed an upgrade rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the PMR Acquisition at the time of the acquisition are expected to purchase additional Vacation Interests) and an attrition rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the PMR Acquisition are no longer likely to purchase additional Vacation Interests, which the Company used to adjust the upgrade rate for future years) for the customers to predict the revenues generated over time. An increase in the upgrade rate and/or a decrease in the attrition rate would have resulted in a decrease in the estimated fair value of the acquired customer relationships, while a decrease in the upgrade rate and/or an increase in the attrition rate would have resulted in an increase in the estimated fair value of the acquired customer relationships. The Company estimated costs and expenses required to market and sell Vacation Interests to existing members based upon the historical performance of existing members and then deducted costs and expenses from estimated revenues generated over time, resulting in the after-tax cash flows. The value of the customer relationships was then set by taking the present value of the after-tax cash flows.
Management Contracts
The Company acquired four management contracts. Each was valued at the expected present value of the after-tax cash flows generated over the estimated useful life of such contract. The expected cash flows projected were based off the terms of the management contracts, and adjusted for inflation and the costs and expenses required to generate the revenues under such contracts.
Unsold Vacation Interests, net
Unsold Vacation Interests, net was comprised of:

•
The Company valued developer-owned inventory purchased based on projected revenue using a 1.0% projected growth rate each year. The Company estimated that inventory purchased as part of the transaction (including the recovery of the initial defaulted receivables) would be substantially sold over 6 years following the date of the consummation of the PMR Acquisition. The Company subtracted for each year in such 6-year period a 58.0% ASM cost, and then tax-affected that number with a 39.0% corporate tax rate. This gave the Company its Net revenue after costs to generate. The Company then used a present value rate of 30.0% to calculate the fair value of the inventory.

•
Buildings at the Cabo Azul resort, including the cost of the land, building and other hard costs and based on the appraised value of the property. Construction in process also included costs of consulting services related to the development and operation of resort properties through the end of 2013; and

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

•	Land acquired that was fair valued by a third party based on market comparisons. The Company acquired such land in Hawaii, Las Vegas and Cabo.
Amounts Due from Related Parties
The value included an ownership association receivable, late fees and assessments. The value also accounted for the estimated collectibility of these receivables.
Other Receivables
The value included other loan receivables net of allowance, pending loans, and accrued interest receivables. The value also accounted for the estimated collectibility of these receivables.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of maintenance fees that are paid in the first month of each quarter for the current quarter, prepaid insurance fees, and a villa in one of the buildings acquired.
Property and Equipment, net
All of the property and equipment acquired by the Company was valued by a third party and is depreciated in a straight line over the estimated useful life of the asset.

The PMR Acquisition contributed $39.0 million of revenue and $22.3 million of net income, which includes $20.7 million of gain on bargain purchase and$13.0 million of related income tax benefit, from the acquisition date through December 31, 2012. These amounts are included in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012.
Aegean Blue Acquisition
On October 5, 2012, the Company completed the Aegean Blue Acquisition through AB Acquisition Company, Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc, and acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets for approximately $6.5 million in cash, assumption of specified liability related to the acquired assets and a contingent liability associated with an earn-out clause. Tempus Acquisition LLC, the parent entity of Aegean Blue Acquisition, LLC, borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See Note 15—Borrowings for further detail on this borrowing.
This acquisition is accounted for under the purchase method in accordance with ASC 805. As of December 31, 2012, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date.
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Aegean Blue Holdings Plc at the acquisition date based on the preliminary appraisal (in thousands). The Company recorded $0.1 million in gain on bargain purchase from business combinations in accordance with ASC 805.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Based on Preliminary Appraisal
Consideration:
Cash	$6,543
Earn-out Liability	3,336
Fair value of total consideration transferred	$9,879

Recognized amounts of identifiable assets acquired and liabilities assumed as of October 5, 2012:
Cash and cash equivalents	$2,072
Cash in escrow and restricted cash	1,925
Mortgages and contracts receivable	4,070
Other receivables, net	55
Prepaid expenses and other assets	947
Unsold Vacation Interests	3,450
Property and equipment	388
Intangible assets	5,901
Total assets	18,808
Liabilities assumed	8,840
Total identifiable net assets	$9,968

Gain on bargain purchase from business combination	$89

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management Contracts	15	$4,123
Customer Lists	3	1,778
Total acquired intangible assets		$5,901
Unaudited consolidated pro forma financial information
The following table presents unaudited consolidated pro forma financial information as if the closing of the Tempus Resorts Acquisition and PMR Acquisition had occurred on January 1, 2011 for purposes of the financial information presented for the years ended December 31, 2012 and 2011 (in thousands). The impact of Aegean Blue Acquisition is excluded from the following table as the pro forma financial information reflecting the Aegean Blue Acquisition is not required pursuant to Rule 11-01 of Regulation S-X under the Securities Act of 1933, as amended, because the acquisition was below the significance thresholds set forth in such rule, and management does not believe that such financial information would be material to investors. Further, given that the Aegean Blue Acquisition is so far below the significance thresholds of such rule, and that the Company views the acquired operations of Aegean Blue Holdings Plc, from a financial perspective as otherwise immaterial, the Company believes that the inclusion of pro forma financial information reflecting the Aegean Blue Acquisition would not provide any material benefit to readers of this report.

	2012	2011
Revenue	$546,019	$458,086
Net loss	$(22,779)	$(30,398)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

The historical audited consolidated financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results of the Company and the new entities created.
The unaudited pro forma results have been adjusted with respect to certain aspects of each acquisition to reflect:
•        the consummation of the acquisition;

•	changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting therefrom;

•	additional indebtedness, including, but not limited to, debt issuance costs and interest expense, incurred in connection with the acquisition;

•	the removal of legal and professional fees incurred in connection with each acquisition; and

•	the removal of the gain on bargain purchase from business combination recorded in connection with each acquisition.
The unaudited pro forma results do not reflect future events that either have occurred or may occur after each acquisition including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain one-time charges the Company expected to incur in connection with the acquisitions including, but not limited to, charges that were expected to achieve ongoing cost savings and synergies.

Note 22 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of THE Club and the provision of other services; and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
Year Ended December 31, 2012
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$114,937	$—	$—	$114,937
Consolidated resort operations	33,756	—	—	33,756
Vacation Interest sales, net of provision of $0, $25,457, $0 and $25,457, respectively	—	293,098	—	293,098
Interest	—	51,769	1,437	53,206
Other	4,595	24,076	—	28,671
Total revenues	153,288	368,943	1,437	523,668
Costs and Expenses:
Management and member services	35,330	—	—	35,330
Consolidated resort operations	30,311	—	—	30,311
Vacation Interest cost of sales	—	32,150	—	32,150
Advertising, sales and marketing	—	178,365	—	178,365
Vacation Interest carrying cost, net	—	36,363	—	36,363
Loan portfolio	858	8,628	—	9,486
Other operating	—	8,507	—	8,507
General and administrative	—	—	99,015	99,015
Depreciation and amortization	—	—	18,857	18,857
Interest	—	18,735	77,422	96,157
Impairments and other write-offs	—	—	1,009	1,009
Gain on disposal of assets	—	—	(605)	(605)
Gain on bargain purchase from business combinations	—	—	(20,610)	(20,610)
Total costs and expenses	66,499	282,748	175,088	524,335
Income (loss) before benefit for income taxes	86,789	86,195	(173,651)	(667)
Benefit for income taxes	—	—	(14,310)	(14,310)
Net income (loss)	$86,789	$86,195	$(159,341)	$13,643

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
Year Ended December 31, 2011
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$99,306	$—	$—	$99,306
Consolidated resort operations	29,893	—	—	29,893
Vacation Interest sales, net of provision of $0, $16,562, $0 and $16,562, respectively	—	194,759	—	194,759
Interest	—	44,410	2,875	47,285
Other	8,079	11,699	—	19,778
Total revenues	137,278	250,868	2,875	391,021
Costs and Expenses:
Management and member services	27,125	—	—	27,125
Consolidated resort operations	27,783	—	—	27,783
Vacation Interest cost of sales	—	(9,695)	—	(9,695)
Advertising, sales and marketing	—	128,717	—	128,717
Vacation Interest carrying cost, net	—	41,331	—	41,331
Loan portfolio	1,211	7,441	—	8,652
Other operating	—	3,399	—	3,399
General and administrative	—	—	80,412	80,412
Depreciation and amortization	—	—	13,966	13,966
Interest	—	18,624	63,386	82,010
Impairments and other write-offs	—	—	1,572	1,572
Gain on disposal of assets	—	—	(708)	(708)
Gain on bargain purchase from business combinations	—	—	(14,329)	(14,329)
Total costs and expenses	56,119	189,817	144,299	390,235
Income (loss) before benefit for income taxes	81,159	61,051	(141,424)	786
Benefit for income taxes	—	—	(9,517)	(9,517)
Net income (loss)	$81,159	$61,051	$(131,907)	$10,303

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
Year Ended December 31, 2010
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$86,206	$—	$—	$86,206
Consolidated resort operations	26,547	—	—	26,547
Vacation Interest sales, net of provision of $0, $12,655, $0 and $12,655, respectively	—	202,109	—	202,109
Interest	—	39,150	177	39,327
Other	4,969	11,667	—	16,636
Total revenues	117,722	252,926	177	370,825
Costs and Expenses:
Management and member services	22,444	—	—	22,444
Consolidated resort operations	23,972	—	—	23,972
Vacation Interest cost of sales	—	39,730	—	39,730
Advertising, sales and marketing	—	114,029	—	114,029
Vacation Interest carrying cost, net	—	29,821	—	29,821
Loan portfolio	1,025	7,575	—	8,600
Other operating	—	3,168	—	3,168
General and administrative	—	—	67,905	67,905
Depreciation and amortization	—	—	11,939	11,939
Interest	—	18,203	48,959	67,162
Loss on extinguishment of debt	—	—	1,081	1,081
Impairments and other write-offs	—	—	3,330	3,330
Gain on disposal of assets	—	—	(1,923)	(1,923)
Total costs and expenses	47,441	212,526	131,291	391,258
Income (loss) before benefit for income taxes	70,281	40,400	(131,114)	(20,433)
Benefit for income taxes	—	—	(1,274)	(1,274)
Net income (loss)	$70,281	$40,400	$(129,840)	$(19,159)

Note 23 — Consolidating Financial Statements - Guarantor and Non-guarantor Subsidiaries
The following consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (i) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the indenture governing the Senior Secured Note; and (ii) the Company and all of its other subsidiaries. Please see Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a list of the guarantor subsidiaries. The Company's non-guarantor subsidiaries include its European subsidiaries, special-purpose subsidiaries and a wholly-owned captive insurance entity. For purposes of the indenture governing the Senior Secured Note, the financial position, results of operations, and statements of cash flows of Non-guarantor Subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this annual report.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2012 (in thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$8,472	$12,589	$—	$21,061
Cash in escrow and restricted cash	23,736	18,575	—	42,311
Mortgages and contracts receivable, net of allowance of $5,814, $77,970, $0 and $83,784, respectively	33,373	279,563	(4)	312,932
Due from related parties, net	129,135	27,083	(133,223)	22,995
Other receivables, net	30,384	15,665	—	46,049
Income tax receivable	902	25	—	927
Prepaid expenses and other assets, net	50,709	21,497	(14,182)	58,024
Unsold Vacation Interests, net	220,499	117,629	(22,261)	315,867
Property and equipment, net	29,510	25,610	—	55,120
Assets held for sale	—	5,224	—	5,224
Intangible assets, net	27,569	84,929	—	112,498
Total assets	$554,289	$608,389	$(169,670)	$993,008
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$9,520	$6,199	$—	$15,719
Due to related parties, net	59,496	155,203	(150,495)	64,204
Accrued liabilities	72,396	35,120	(1,065)	106,451
Income taxes payable	—	701	—	701
Deferred revenues	79,652	14,181	—	93,833
Senior Secured Notes, net of original issue discount of $8,509, $0, $0 and $8,509, respectively	416,491	—	—	416,491
Securitization notes and Funding Facilities, net of original issue discount of $753, $0, $0 and $753, respectively	—	256,302	—	256,302
Notes payable	3,219	134,687	—	137,906
Total liabilities	640,774	602,393	(151,560)	1,091,607

Member capital (deficit)	143,095	26,655	(14,182)	155,568
Accumulated deficit	(207,978)	(25,012)	(4,444)	(237,434)
Accumulated other comprehensive (loss) income	(21,602)	4,353	516	(16,733)
Total member (deficit) capital	(86,485)	5,996	(18,110)	(98,599)
Total liabilities and member capital (deficit)	$554,289	$608,389	$(169,670)	$993,008

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year ended December 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$94,106	$33,115	$(12,284)	$114,937
Consolidated resort operations	26,519	7,237	—	33,756
Vacation Interest sales, net of provision (adjustment) of $27,004, $(1,547), $0 and $25,457	247,969	45,129	—	293,098
Interest	1,834	53,808	(2,436)	53,206
Other	35,106	31,628	(38,063)	28,671
Total revenues	405,534	170,917	(52,783)	523,668
Costs and Expenses:
Management and member services	31,126	14,481	(10,277)	35,330
Consolidated resort operations	24,278	6,033	—	30,311
Vacation Interest cost of sales	26,362	5,788	—	32,150
Advertising, sales and marketing	152,276	28,042	(1,953)	178,365
Vacation Interest carrying cost, net	19,421	19,506	(2,564)	36,363
Loan portfolio	8,280	10,125	(8,919)	9,486
Other operating	10,212	5,863	(7,568)	8,507
General and administrative	61,229	37,788	(2)	99,015
Depreciation and amortization	7,662	11,195	—	18,857
Interest	44,990	53,603	(2,436)	96,157
Impairments and other write-offs	201	808	—	1,009
Loss (gain) on disposal of assets	16	(621)	—	(605)
Gain on bargain purchase from business combinations	—	(20,610)	—	(20,610)
Total costs and expenses	386,053	172,001	(33,719)	524,335
Income (loss) before benefit for income taxes	19,481	(1,084)	(19,064)	(667)
Benefit for income taxes	(884)	(13,426)	—	(14,310)
Net income (loss)	$20,365	$12,342	$(19,064)	$13,643

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$20,365	$12,342	$(19,064)	$13,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (adjustment) for uncollectible Vacation Interest sales revenue	27,004	(1,547)	—	25,457
Amortization of capitalized financing costs and original issue discounts	2,410	3,883	—	6,293
Amortization of capitalized loan origination costs and net portfolio discounts (premiums)	3,117	(775)	—	2,342
Depreciation and amortization	7,662	11,195	—	18,857
Stock-based compensation	3,321	—	—	3,321
Impairments and other write-offs	201	808	—	1,009
Loss (gain) on disposal of assets	16	(621)	—	(605)
Gain on bargain purchase from business combinations	—	(20,610)	—	(20,610)
Deferred income taxes	—	(13,010)	—	(13,010)
Gain on foreign currency exchange	—	113	—	113
Gain on mortgage repurchase	(27)	—	—	(27)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(56,967)	5,252	(1)	(51,716)
Due from related parties, net	(30,394)	13,614	18,658	1,878
Other receivables, net	(7,225)	(121)	(410)	(7,756)
Prepaid expenses and other assets, net	(4,512)	217	—	(4,295)
Unsold Vacation Interests, net	(23,105)	(19,977)	19,057	(24,025)
Accounts payable	1,755	(2,257)	—	(502)
Due to related parties, net	44,808	(2,576)	(19,211)	23,021
Accrued liabilities	18,648	12,567	971	32,186
Income taxes receivable and payable	(298)	(2,934)	—	(3,232)
Deferred revenues	19,891	2,367	—	22,258
Net cash provided by (used in) operating activities	26,670	(2,070)	—	24,600
Investing activities:
Property and equipment capital expenditures	(13,671)	(664)	—	(14,335)
Purchase of assets in connection with the PMR Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	(51,635)	—	(51,635)
Purchase of assets in connection with the Aegean Blue Acquisition, net of cash acquired of $0, $2,072, $0 and $2,072, respectively	—	(4,471)	—	(4,471)
Proceeds from sale of assets	2	1,101	—	1,103
Net cash used in investing activities	(13,669)	(55,669)	—	(69,338)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
Year ended December 31, 2012
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(6,163)	$(218)	$—	$(6,381)
Proceeds from issuance of securitization notes and Funding Facilities	—	119,807	—	119,807
Proceeds from issuance of notes payable	1,124	79,541	—	80,665
Payments on securitization notes and Funding Facilities	—	(114,701)	—	(114,701)
Payments on notes payable	(10,250)	(21,017)	—	(31,267)
Payments of debt issuance costs	(76)	(2,507)	—	(2,583)
Net cash (used in) provided by financing activities	(15,365)	60,905	—	45,540
Net (decrease) increase in cash and cash equivalents	(2,364)	3,166	—	802
Effect of changes in exchange rates on cash and cash equivalents	—	362	—	362
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$8,472	$12,589	$—	$21,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$50,565	$29,802	$—	$80,367
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$(586)	$2,546	$—	$1,960
Purchase of assets in connection with the PMR Acquisition and the Aegean Blue Acquisition:
Fair value of assets acquired based on a preliminary report	$—	$103,780	$—	$103,780
Gain on bargain purchase recognized	—	(20,741)	—	(20,741)
Cash paid	—	(56,106)	—	(56,106)
Deferred tax liability	—	13,010	—	13,010
Liabilities assumed	$—	$13,923	$—	$13,923

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$10,504	$—	$—	$10,504
Unsold Vacation Interests, net reclassified to assets held for sale	$—	$431	$—	$431
Other receivables, net reclassified to assets held for sale	$—	$54	$—	$54
Management contracts (intangible assets, net) reclassified to assets held for sale	$—	$13	$—	$13

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$10,836	$9,061	$—	$19,897
Cash in escrow and restricted cash	17,573	16,415	—	33,988
Mortgages and contracts receivable, net of allowance of $23,365, $71,113, $0 and $94,478, respectively	6,576	276,731	(5)	283,302
Due from related parties, net	93,090	38,550	(103,375)	28,265
Other receivables, net	23,159	12,304	(410)	35,053
Income tax receivable	604	25	—	629
Prepaid expenses and other assets, net	46,253	21,492	(14,268)	53,477
Unsold Vacation Interests, net	197,318	62,691	(3,204)	256,805
Property and equipment, net	21,446	26,731	—	48,177
Assets held for sale	—	5,517	—	5,517
Intangible assets, net	29,824	38,285	—	68,109
Total assets	$446,679	$507,802	$(121,262)	$833,219
LIABILITIES AND MEMBER CAPITAL (DEFICIT)
Accounts payable	$7,765	$4,588	$—	$12,353
Due to related parties, net	21,545	153,069	(119,092)	55,522
Accrued liabilities	53,220	19,142	(2,036)	70,326
Income taxes payable	—	3,491	—	3,491
Deferred revenues	59,761	11,013	—	70,774
Senior Secured Notes, net of original issue discount of $9,454, $0, $0 and $9,454, respectively	415,546	—	—	415,546
Securitization notes and Funding Facilities, net of original issue discount of $0, $1,054, $0 and $1,054, respectively	—	250,895	—	250,895
Notes payable	1,841	69,673	—	71,514
Total liabilities	559,678	511,871	(121,128)	950,421

Member capital (deficit)	139,773	26,692	(14,218)	152,247
(Accumulated deficit) retained earnings	(226,982)	(37,503)	13,408	(251,077)
Accumulated other comprehensive (loss) income	(25,790)	6,742	676	(18,372)
Total member (deficit) capital	(112,999)	(4,069)	(134)	(117,202)
Total liabilities and member capital (deficit)	$446,679	$507,802	$(121,262)	$833,219

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$81,407	$23,499	$(5,600)	$99,306
Consolidated resort operations	25,054	4,839	—	29,893
Vacation Interest sales, net of provision of $15,941, $621, $0 and $16,562	166,996	27,762	1	194,759
Interest	4,220	46,083	(3,018)	47,285
Other	25,278	7,494	(12,994)	19,778
Total revenues	302,955	109,677	(21,611)	391,021
Costs and Expenses:
Management and member services	18,556	13,645	(5,076)	27,125
Consolidated resort operations	23,642	4,141	—	27,783
Vacation Interest cost of sales	(15,531)	5,836	—	(9,695)
Advertising, sales and marketing	110,523	18,718	(524)	128,717
Vacation Interest carrying cost, net	27,834	14,682	(1,185)	41,331
Loan portfolio	7,531	7,527	(6,406)	8,652
Other operating	4,470	1,128	(2,199)	3,399
General and administrative	54,773	25,639	—	80,412
Depreciation and amortization	8,249	5,717	—	13,966
Interest	48,075	36,953	(3,018)	82,010
Impairments and other write-offs	556	1,016	—	1,572
Gain on disposal of assets	(19)	(689)	—	(708)
Gain on bargain purchase from business combinations	—	(14,329)	—	(14,329)
Total costs and expenses	288,659	119,984	(18,408)	390,235
Income (loss) before provision (benefit) for income taxes	14,296	(10,307)	(3,203)	786
Benefit for income taxes	(99)	(9,418)	—	(9,517)
Net income (loss)	$14,395	$(889)	$(3,203)	$10,303

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$14,395	$(889)	$(3,203)	$10,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	15,941	621	—	16,562
Amortization of capitalized financing costs and original issue discounts	2,114	4,024	—	6,138
Amortization of capitalized loan origination costs and net portfolio discounts	2,449	1,113	—	3,562
Depreciation and amortization	8,249	5,717	—	13,966
Impairments and other write-offs	556	1,016	—	1,572
Gain on disposal of assets	(19)	(689)	—	(708)
Deferred income taxes	—	(8,567)	—	(8,567)
Gain on bargain purchase from business combinations	—	(14,329)	—	(14,329)
Gain on foreign currency exchange	—	(72)	—	(72)
Gain on mortgage repurchase	(196)	—	—	(196)
Unrealized gain on derivative instruments	(79)	—	—	(79)
Gain on insurance settlement	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	11,832	(11,834)	(8)	(10)
Due from related parties, net	(2,644)	(12,141)	8,518	(6,267)
Other receivables, net	(1,902)	7,287	137	5,522
Prepaid expenses and other assets, net	(2,251)	(4,020)	—	(6,271)
Unsold Vacation Interests, net	(38,228)	(4,305)	3,204	(39,329)
Accounts payable	2,283	1,904	—	4,187
Due to related parties, net	(1,691)	34,228	(8,572)	23,965
Accrued liabilities	(533)	3,197	(76)	2,588
Income taxes receivable and payable	(1,236)	154	—	(1,082)
Deferred revenues	4,404	(3,032)	—	1,372
Net cash provided by (used in) operating activities	9,909	(617)	—	9,292
Investing activities:
Property and equipment capital expenditures	(5,042)	(1,234)	—	(6,276)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of $0, $2,515, $0 and $2,515 cash acquired, respectively	—	(102,400)	—	(102,400)
Disbursement of Tempus Note Receivable	—	(3,493)	—	(3,493)
Proceeds from sale of assets	5	2,364	—	2,369
Net cash used in investing activities	(5,037)	(104,763)	—	(109,800)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Year ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(2,436)	$1,412	$—	$(1,024)
Proceeds from issuance of securitization notes and Funding Facilities	—	206,817	—	206,817
Proceeds from issuance of notes payable	—	48,178	—	48,178
Payments on securitization notes and Funding Facilities	(2,061)	(136,849)	—	(138,910)
Payments on notes payable	(8,066)	(8,795)	—	(16,861)
Payments of debt issuance costs	(427)	(5,106)	—	(5,533)
Proceeds from issuance of common and preferred units	146,651	—	—	146,651
Repurchase of a portion of outstanding warrants	(16,598)	—	—	(16,598)
Repurchase of a portion of outstanding common units	(16,352)	—	—	(16,352)
Repurchase of redeemable preferred units	(108,701)	—	—	(108,701)
Payments of costs related to issuance of common and preferred units	(4,632)	—	—	(4,632)
Net cash (used in) provided by financing activities	(12,622)	105,657	—	93,035
Net (decrease) increase in cash and cash equivalents	(7,750)	277	—	(7,473)
Effect of changes in exchange rates on cash and cash equivalents	—	41	—	41
Cash and cash equivalents, beginning of period	18,586	8,743	—	27,329
Cash and cash equivalents, end of period	$10,836	$9,061	$—	$19,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,121	$23,017	$—	$74,138
Cash paid for taxes, net of cash tax refunds (cash tax refunds, net of cash paid for taxes)	$1,138	$(977)	$—	$161
Purchase of assets in connection with the Tempus Resorts Acquisition net of $0, $2,515, $0 and $2,515 cash acquired, respectively:
Fair value of assets acquired	$—	$136,316	$—	$136,316
Gain on bargain purchase recognized	—	(14,329)	—	(14,329)
Cash paid	—	(104,917)	—	(104,917)
Deferred tax liability		(8,567)		(8,567)
Liabilities assumed	$—	$8,503	$—	$8,503
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$8,500	$—	$—	$8,500
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$2,750	$—	$2,750

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Year ended December 31, 2011
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Assets held for sale reclassified to management contracts (intangible assets, net)	$—	$234	$—	$234
Assets to be disposed but not actively marketed (prepaid expenses and other assets, net) reclassified to unsold Vacation Interests, net	$—	$1,589	$—	$1,589

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$68,049	$19,309	$(1,152)	$86,206
Consolidated resort operations	23,180	3,367	—	26,547
Vacation Interest sales, net of Provision of $12,490, $165, $0 and $12,655	179,037	23,072	—	202,109
Interest	4,076	38,273	(3,022)	39,327
Other	19,281	2,765	(5,410)	16,636
Total revenues	293,623	86,786	(9,584)	370,825
Costs and Expenses:
Management and member services	16,758	6,838	(1,152)	22,444
Consolidated resort operations	21,964	2,008	—	23,972
Vacation Interest cost of sales	35,935	3,795	—	39,730
Advertising, sales and marketing	97,118	16,911	—	114,029
Vacation Interest carrying cost, net	22,179	7,642	—	29,821
Loan portfolio	7,002	7,008	(5,410)	8,600
Other operating	3,110	58	—	3,168
General and administrative	52,612	15,293	—	67,905
Depreciation and amortization	8,948	2,991	—	11,939
Interest	33,209	36,975	(3,022)	67,162
Loss on extinguishment of debt	1,081	—	—	1,081
Impairments and other write-offs	1,012	2,318	—	3,330
Loss (gain) on disposal of assets	37	(1,960)	—	(1,923)
Total costs and expenses	300,965	99,877	(9,584)	391,258
Loss before provision (benefit) for income taxes	(7,342)	(13,091)	—	(20,433)
Provision (benefit) for income taxes	476	(1,750)	—	(1,274)
Net loss	$(7,818)	$(11,341)	$—	$(19,159)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$(7,818)	$(11,341)	$—	$(19,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	12,490	165	—	12,655
Amortization of capitalized financing costs and original issue discounts	1,091	1,430	—	2,521
Amortization of capitalized loan origination costs and portfolio discounts	3,007	—	—	3,007
Depreciation and amortization	8,948	2,991	—	11,939
Loss on extinguishment of debt	1,081	—	—	1,081
Impairments and other write-offs	1,012	2,318	—	3,330
Loss (gain) on disposal of assets	37	(1,960)	—	(1,923)
Deferred income taxes	—	(377)	—	(377)
Loss on foreign currency exchange	—	42	—	42
Gain on mortgage repurchase	(191)	—	—	(191)
Unrealized gain on derivative instruments	(314)	—	—	(314)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(96,618)	108,816	(8)	12,190
Due from related parties, net	(1,010)	(4,821)	55	(5,776)
Other receivables, net	(987)	4,072	(44)	3,041
Prepaid expenses and other assets, net	(1,477)	203	1,159	(115)
Unsold Vacation Interests, net	9,867	441	—	10,308
Accounts payable	(2,848)	(376)	—	(3,224)
Due to related parties, net	73,925	(67,609)	(1,061)	5,255
Accrued liabilities	22,988	(4,440)	(101)	18,447
Income taxes receivable and payable	244	4,388	—	4,632
Deferred revenues	9,441	(809)	—	8,632
Net cash provided by operating activities	32,868	33,133	—	66,001
Investing activities:
Property and equipment capital expenditures	(4,357)	(1,196)	—	(5,553)
Purchase of assets in connection with the ILX Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	(30,722)	—	(30,722)
Disbursement of Tempus Note Receivable	—	(3,005)	—	(3,005)
Proceeds from sale of assets	1	1,880	—	1,881
Net cash used in investing activities	(4,356)	(33,043)	—	(37,399)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Year ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(3,111)	$13,637	$—	$10,526
Proceeds from issuance of Senior Secured Notes, net of original issue discount of $10,570, $0, $0 and $10,570, respectively	414,430	—	—	414,430
Proceeds from issuance of securitization notes and Funding Facilities	—	54,100	—	54,100
Proceeds from issuance of notes payable	—	20,813	—	20,813
Payments on securitization notes and Funding Facilities	(7,530)	(82,696)	—	(90,226)
Payments on line of credit agreements	(397,609)	—	—	(397,609)
Payments on notes payable	(7,776)	(445)	—	(8,221)
Payments of debt issuance costs	(15,972)	(3,153)	—	(19,125)
Proceeds from equity investment	75,000	—	—	75,000
Repurchase of equity previously held by another minority institutional investor	(75,000)	—	—	(75,000)
Payments of costs related to issuance of common and preferred units	(2,888)	—	—	(2,888)
Payments for derivative instrument	(71)	—	—	(71)
Net cash (used in) provided by financing activities	(20,527)	2,256	—	(18,271)
Net increase in cash and cash equivalents	7,985	2,346	—	10,331
Effect of changes in exchange rates on cash and cash equivalents	—	(188)	—	(188)
Cash and cash equivalents, beginning of period	10,601	6,585	—	17,186
Cash and cash equivalents, end of period	$18,586	$8,743	$—	$27,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,089	$18,545	$—	$44,634
Cash paid for taxes, net of cash tax refunds (cash tax refunds, net of cash paid for taxes)	$233	$(5,747)	$—	$(5,514)
Purchase of assets in connection with the ILX Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively:
Fair value of assets acquired	$—	$34,876	$—	$34,876
Cash paid	—	(30,722)	—	(30,722)
Liabilities assumed	$—	$4,154	$—	$4,154
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred units	$17,654	$—	$—	$17,654
Insurance premiums financed through issuance of notes payable	$7,897	$—	$—	$7,897

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONSOLIDATING STATEMENT OF CASH FLOWS--Continued
Year ended December 31, 2010
(In thousands)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Unsold Vacation Interests, net reclassified to assets held for sale	$—	$10,064	$—	$10,064
Property and equipment, net reclassified to assets to be disposed but not actively marketed (prepaid expenses and other assets, net)	$—	$588	$—	$588
Management contracts (intangible assets, net) reclassified to assets held for sale	$—	$587	$—	$587
Proceeds from issuance of ILXA Inventory Loan in transit	$—	$1,028	$—	$1,028

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 24 — Geographic Financial Information
The Company conducts its Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. The Company’s North America operations include the Company’s branded resorts in the continental U.S., Hawaii, Mexico, Canada and the Caribbean, and the Company’s Europe operations include the Company’s branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece. The following table reflects total revenue and assets by geographic area for the periods presented below (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenue
North America	$476,053	$346,803	$325,710
Europe	47,615	44,218	45,115
Total Revenues	$523,668	$391,021	$370,825

	December 31, 2012	December 31, 2011
Mortgages and contracts receivable, net
North America	$310,955	$281,958
Europe	1,977	1,344
Total mortgages and contracts receivable, net	$312,932	$283,302
Unsold Vacation Interests, net
North America	$275,352	$233,721
Europe	40,515	23,084
Total unsold Vacation Interests, net	$315,867	$256,805
Property and equipment, net
North America	$50,643	$43,697
Europe	4,477	4,480
Total property and equipment, net	$55,120	$48,177
Intangible assets, net
North America	$103,141	$63,882
Europe	9,357	4,227
Total intangible assets, net	$112,498	$68,109
Total long-term assets, net
North America	$740,091	$623,258
Europe	56,326	33,135
Total long-term assets, net	$796,417	$656,393

Note 25 —Impairments and Other Write-offs

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset may not be fully recoverable.

Impairment and other write-offs consist of the following for the year ended December 31 (in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

	2012	2011	2010
European resorts held for sale (lower of cost or net realizable value)	$494	$670	$2,319
Intangible assets associated with an unprofitable European golf course	213	—	—
Abandoned information technology projects previously capitalized	183	362	—
Slow moving consumables inventory	119	192	—
Unrecoverable deposits on open market purchases of Vacation Interest Points	—	181	—
Write-down of an inventory recovery receivable related to a terminated HOA management contract	—	—	942
Other	—	167	69
Total impairments and other write-offs	$1,009	$1,572	$3,330

For the year ended December 31, 2012, $0.5 million of the impairment charge is attributable to the write down of a European resort held for sale to its net realizable value based on an accepted offer. The impairment relates to a downturn in the real estate market. In addition, $0.2 million relates to intangible assets associated with an unprofitable European golf course operation, $0.2 million relates to information technology projects that are no longer viable, and $0.1 million relates to various other assets.

For the year ended December 31, 2011, $0.7 million of the impairment charge related to the sale of one of the Company's European resorts. In addition, the Company recorded $0.4 million of the impairment charge related to information technology projects that are no longer viable, $0.2 million related to unrecoverable deposits on open market purchases of Vacation Interest Points, and $0.2 million in impairments of various other assets.
For the year ended December 31, 2010, $2.3 million of the impairment charges is attributable to the write down of two European resorts held for sale to their net realizable value based on accepted offers. The impairment relates to a downturn in the real estate market. Additionally, $0.9 million of the 2010 impairment charge is attributable to a receivable associated with an inventory recovery agreement that terminated in conjunction with the termination of the respective management contract and $0.1 million relates to impairment of various other assets.

Note 26 — Subsequent Events
On January 23, 2013, the Company completed a securitization transaction and issued the DROT 2013 Notes, with a face value of $93.6 million. The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the outstanding principal balance under the Company's 2008 Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.
On January 29, 2013, DRC and Diamond Resorts Holdings, LLC entered into a memorandum of understanding with Island One, Inc. (“Island One”), Crescent One, LLC (“Crescent”) and the holder of their respective equity interests. Island One and Crescent operate a vacation ownership, hospitality and resort management business that emerged from Chapter 11 bankruptcy in July 2011. Since their emergence, the Company has provided sales and marketing services and HOA management oversight services to Island One. Pursuant to the memorandum of understanding, the Company has agreed to enter into definitive documents to (i) operate the business of Island One and Crescent prior to the closing of the potential acquisition transaction, and (ii) upon a change of control of the Company or other specified transaction, and subject to other terms and conditions in the definitive documents, purchase all of the equity interests in Island One and Crescent, thereby acquiring management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by Island One and Crescent, which would add nine additional resorts to the Company's resort network.