Form 10-Q
period 2013-03-31
Diamond Resorts Corp
filed 2013-05-07
CIK 1514608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
There is no public trading market for the common stock of Diamond Resorts Corporation. As of May 7, 2013, there were 100 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts Corporation.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash and cash equivalents	$26,204	$21,061
Cash in escrow and restricted cash	56,381	42,311
Mortgages and contracts receivable, net of allowance of $84,907 and $83,784, respectively	320,967	312,932
Due from related parties, net	22,978	22,995
Other receivables, net	35,737	46,049
Income tax receivable	29	927
Prepaid expenses and other assets, net	122,766	58,024
Unsold Vacation Interests, net	300,488	315,867
Property and equipment, net	55,055	55,120
Assets held for sale	4,886	5,224
Intangible assets, net	108,312	112,498
Total assets	$1,053,803	$993,008
Liabilities and Member Capital (Deficit):
Accounts payable	$13,524	$15,719
Due to related parties, net	96,799	64,204
Accrued liabilities	100,020	106,451
Income taxes payable	855	701
Deferred revenues	108,443	93,833
Senior Secured Notes, net of unamortized original issue discount of $8,253 and $8,509, respectively	416,747	416,491
Securitization notes and Funding Facilities, net of unamortized original issue discount of $673 and $753, respectively	278,928	256,302
Notes payable	137,545	137,906
Total liabilities	1,152,861	1,091,607
Commitments and contingencies
Member capital (deficit):
Member capital (authorized and issued 1,387.8 Class A common units, no par value and authorized 112.2 and issued 103.8 Class B common units, no par value)	155,568	155,568
Accumulated deficit	(235,161)	(237,434)
Accumulated other comprehensive loss	(19,465)	(16,733)
Total member capital (deficit)	(99,058)	(98,599)
Total liabilities and member capital (deficit)	$1,053,803	$993,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Management and member services	$31,587	$27,280
Consolidated resort operations	8,620	8,534
Vacation Interest sales, net of provision of $6,672 and $4,115, respectively	91,668	54,572
Interest	13,255	13,656
Other	8,322	4,908
Total revenues	153,452	108,950
Costs and Expenses:
Management and member services	9,779	8,275
Consolidated resort operations	7,722	7,082
Vacation Interest cost of sales	17,846	8,231
Advertising, sales and marketing	50,359	34,819
Vacation Interest carrying cost, net	8,237	9,272
Loan portfolio	2,505	2,351
Other operating	368	1,158
General and administrative	22,800	20,760
Depreciation and amortization	6,254	3,805
Interest expense	24,842	21,931
Impairments and other write-offs	79	(11)
Gain on disposal of assets	(50)	(72)
Gain on bargain purchase from business combinations	—	(51)
Total costs and expenses	150,741	117,550
Income (loss) before provision for income taxes	2,711	(8,600)
Provision for income taxes	438	975
Net income (loss)	2,273	(9,575)
Other comprehensive (loss) income:
Currency translation adjustments, net of tax of $0	(2,744)	1,991
Other	12	25
Total other comprehensive (loss) income, net of tax	(2,732)	2,016
Comprehensive loss	$(459)	$(7,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
For the three months ended March 31, 2013 and 2012
($ in thousands)
(Unaudited)

	Member Capital
	Common Units		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)
	Shares	Amount
Balance as of January 1, 2012	1,387.8	$152,247	$(251,077)	$(18,372)	$(117,202)
Costs related to issuance of common and preferred units	—	(8)	—	—	(8)
Net loss for the three months ended March 31, 2012	—	—	(9,575)	—	(9,575)
Other comprehensive income:
Currency translation adjustments, net of tax of $0	—	—	—	1,991	1,991
Other	—	—	—	25	25
Balance as of March 31, 2012	1,387.8	$152,239	$(260,652)	$(16,356)	$(124,769)

Balance at January 1, 2013	1,491.6	$155,568	$(237,434)	$(16,733)	$(98,599)
Net income for the three months ended March 31, 2013			2,273		2,273
Other comprehensive (loss) income:
Currency translation adjustments, net of tax of $0				(2,744)	(2,744)
Other				12	12
Balance as of March 31, 2013	1,491.6	$155,568	$(235,161)	$(19,465)	$(99,058)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Operating activities:
Net income (loss)	$2,273	$(9,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	6,672	4,115
Amortization of capitalized financing costs and original issue discounts	1,874	1,506
Amortization of capitalized loan origination costs and net portfolio discounts (premiums)	1,230	(248)
Depreciation and amortization	6,254	3,805
Impairments and other write-offs	79	(11)
Gain on disposal of assets	(50)	(72)
Gain on bargain purchase from business combinations	—	(51)
Loss (gain) on foreign currency exchange	61	(29)
Gain on mortgage repurchase	—	(11)
Gain on insurance settlement	(2,203)	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(16,058)	(634)
Due from related parties, net	2,089	4,589
Other receivables, net	12,193	12,226
Prepaid expenses and other assets, net	(64,407)	(60,054)
Unsold Vacation Interests, net	13,210	1,454
Accounts payable	(1,884)	(220)
Due to related parties, net	35,552	50,472
Accrued liabilities	(3,051)	(5,533)
Income taxes payable	1,089	435
Deferred revenues	15,415	18,537
Net cash provided by operating activities	10,338	20,701
Investing activities:
Property and equipment capital expenditures	(2,524)	(1,885)
Proceeds from sale of assets	—	219
Net cash used in investing activities	$(2,524)	$(1,666)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the three months ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Financing activities:
Changes in cash in escrow and restricted cash	$(14,189)	$(8,765)
Proceeds from issuance of securitization notes and Funding Facilities	127,680	30,607
Proceeds from issuance of notes payable	1,319	65
Payments on securitization notes and Funding Facilities	(105,151)	(35,765)
Payments on notes payable	(9,816)	(7,088)
Payments of debt issuance costs	(1,974)	(24)
Payments of costs related to issuance of common and preferred units	—	(8)
Net cash used in financing activities	(2,131)	(20,978)
Net increase (decrease) in cash and cash equivalents	5,683	(1,943)
Effect of changes in exchange rates on cash and cash equivalents	(540)	237
Cash and cash equivalents, beginning of period	21,061	19,897
Cash and cash equivalents, end of period	$26,204	$18,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32,689	$32,054
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$(656)	$549

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$5,914	$6,043
Unsold Vacation Interests, net reclassified to assets held for sale	$—	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
Diamond Resorts Corporation ("DRC") is the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes") and is the Registrant. All financial information in this report is of Diamond Resorts Parent, LLC ("DRP"), the parent of DRC and the parent guarantor under the Senior Secured Notes. DRP is a Nevada limited liability company created on March 28, 2007. DRP, together with its wholly-owned subsidiaries, is hereafter referred to as "Diamond Resorts" or the "Company." On April 26, 2007, a third-party investor contributed $62.4 million cash and Cloobeck Diamond Parent, LLC ("CDP"), the Company’s majority equityholder, contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17.0% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability is limited to their respective capital contributions. The capitalization of the Company occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation ("Sunterra" or the "Predecessor Company") and cancellation of Sunterra’s outstanding common stock for $16.00 per share ("the Merger"). In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions.
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 295 destinations located in 32 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 80 Diamond Resorts branded properties that are managed by the Company. In addition, the Company's network includes 211 affiliated resorts and hotels and four cruise itineraries, which do not carry the Company's brand and are not managed by the Company, but are a part of the Company's network and are available for its members to use as vacation destinations. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services; and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Hospitality and Management Services. The Company manages 80 branded resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the seven multi-resort trusts (the "Collections"). As the manager of the Company’s branded resorts and the Collections, it provides rental services, billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for branded resorts, the Company provides an online reservation system and customer service contact center, operates the front desks, furnishes housekeeping, maintenance and human resources services and operates amenities such as golf courses, food and beverage venues and retail shops.
As an integral part of the Company's hospitality and management services, it has entered into inventory recovery agreements with substantially all of the homeowners associations ("HOAs") for its managed resorts in North America, together with similar arrangements with all of the Collections and a majority of the European managed resorts, whereby it recovers VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the managed resorts is spread across the Company's member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, the Company reduces bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections and providing the Company with additional VOIs for future sales.
HOAs. Each of the Diamond Resorts-branded resorts, other than certain resorts in the European Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Collections) and may also include representatives appointed by the Company as the developer of the resort. As a result, the Company is entitled to voting rights with respect to directors of a given HOA by virtue of (i) its ownership of intervals at the related resort, (ii) its control of the Collections that hold intervals at the resort and/or (iii) its status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts-branded resorts, is the Company. The Company functions as an HOA for two resorts in St. Maarten and collects maintenance fees and pays operating expenses at these two resorts.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The management fees earned by the Company with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of the Company's overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under the current resort management agreements, the Company receives management fees generally ranging from 10.0% to 15.0% of the other costs of operating the applicable resort. Unlike typical commercial lodging management contracts, the management fees earned by the Company are not impacted by changes in a resort's average daily rate or occupancy level. Instead, the board of directors of the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location of the resort, size and type of the resort. Included in the anticipated operating costs of each HOA are its management fees, which generally range from 10.0% to 15.0% of the other anticipated operating costs of the HOA. The board of directors of each HOA discusses the various considerations and approves the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services the Company provides to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company manages on behalf of the HOA. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides management services.
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

Each of the Collections is operated through a Collection association, which is administered by a board of directors. With the exception of PVC, which allows the developer to appoint the board of directors until 90.0% of all membership interests are sold, directors are elected by the points holders within the applicable Collection. The Company owns a significant number of points in each of the Collections, which it holds as inventory. The board of directors of each Collection hires a company to provide management services to the Collection, which in each case is the Company.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

As with the Company's HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of the Company's overhead related to the provision of management services) incurred by the Collection. Under the Company's current Collection management agreements, it receives management fees of 15.0% of the costs of the applicable Collection (except with respect to the management agreement with MGVC, under which the Company receives a management fee of 10.0% of the costs of MGVC). The management fees are included in the budgets prepared by each Collection association, which determines the annual maintenance fee charged to each owner. One of the management services the Company provides to the Collections is the billing and collection of annual maintenance fees on the Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company maintains on behalf of each Collection. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides the management services.
Apart from the management contract for the European Collection, the Company's Collection management contracts generally have initial terms of three to five years, with automatic one to five year renewals and can generally only be terminated by the Collection upon a vote of the Collection's members prior to each renewal period, other than in some limited circumstances involving cause. No Collection has terminated any of the Company's management contracts during the past five years. Apart from the management contract for the European Collection, the Company generally has the right to terminate its Collection management contracts at any time upon notice to the Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.
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
Sales and Financing of VOIs. The Company markets and sells VOIs that provide access to its network of 80 Diamond Resorts-branded and 211 affiliated resorts and hotels and four cruise itineraries. Since late 2007, the Company has marketed and sold VOIs primarily in the form of points.
The VOI inventory that the Company reacquires pursuant to its inventory recovery agreements provides a low-cost, recurring supply of VOIs that it can sell to its current and prospective members. The VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans and by inventory acquired through recent strategic transactions.
The Company closes its VOI sales primarily through sales presentations referred to as tours. These tours occur at sales centers and include a tour of the resort properties, as well as an in-depth explanation of the points-based VOI system and the value proposition it offers the Company's members. The tours are designed to provide guests with an in-depth overview of the company and its resort network, as well as a customized presentation to explain how the Company's products and services can meet their vacationing needs.
The Company provides loans to eligible customers who purchase VOIs through its U.S. and Mexican sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. The Company's minimum required down payment is 10.0%.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Diamond Resorts Issuer 2008, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Owner Trust 2009-1
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Owner Trust 2013-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
DPM Acquisition, LLC and subsidiaries ("DPMA")
DRI Quorum 2010, LLC ("DRI Quorum") and subsidiaries
George Acquisition Subsidiary, Inc.
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Sunterra Owner Trust 2004-1
Tempus Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
On August 31, 2010, the Company acquired from ILX Resorts Incorporated and its affiliates (collectively, "ILX") certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”) through its wholly-owned subsidiary ILXA for an aggregate cash purchase price of $30.7 million. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price. The ILX Acquisition added ten additional resorts to the Company's resort network. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See Note 15— Borrowings for definitions and further detail on these borrowings.
On July 1, 2011, the Company acquired from Tempus Resorts International, Ltd. and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC, for an aggregate cash purchase price of $104.9 million. The Tempus Resorts Acquisition added two resorts to the Company's owner resort network. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan, Tempus Receivables Loan and the Tempus Inventory Loan. See Note 15— Borrowings for definitions and further detail on these borrowings.
On May 21, 2012, the Company completed the acquisition of certain assets of Pacific Monarch Resorts, Inc. and certain of its affiliates (the "PMR Acquisition") through DPMA, a wholly-owned special-purpose subsidiary of the Company, whereby DPMA acquired four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. The PMR Acquisition added nine locations to the Company's resort network. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See Note 15—Borrowings for definitions and further detail on this borrowing.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On October 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings, Plc (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets for approximately $6.5 million in cash, amounts that may become payable pursuant to an earn-out clause (which the Company recorded as a contingent liability) and the Company's assumption of specified liabilities related to the acquired assets. The Aegean Blue Acquisition added five resorts located on the Greek Islands of Rhodes and Crete to the Company's resort network. Tempus Acquisition LLC borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See Note 15—Borrowings for definitions and further detail on this borrowing.
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
The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries, have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Reclassifications
The Company recorded a $0.5 million reclassification between loan portfolio expense and other operating expense for the three months ended March 31, 2012 in the accompanying condensed consolidated statements of operations and comprehensive income (loss) in order to more closely align credit card expense with the placement of the corresponding revenue.

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
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition during the periods presented. These estimates included projections of future cash flows derived from sales of VOIs, mortgages and contracts receivable, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan and contract losses and provision for uncollectible Vacation Interest sales revenue; (ii) estimated useful lives of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
Vacation Interest sales, net of provision consists of the following for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Vacation Interest Sales	$98,340	$58,687
Provision for uncollectible Vacation Interest sales revenue	(6,672)	(4,115)
Vacation Interest sales, net of provision	$91,668	$54,572

See Note 2- Summary of Significant Accounting Policies set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for further detail on the Company's significant accounting policies.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued that affect the Company since the Company's Annual Report on Form 10-K for the year ended December 31, 2012 was filed with the SEC.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of March 31, 2013, the Company's loans to California, Arizona, New York and Florida residents constituted 25.8%, 9.3%, 5.2% and 5.1%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona, New York or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
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
In July 2010, the Company entered into an interest rate cap agreement ("2010 Cap Agreement") to manage its exposure to interest rate increases. During the year ended December 31, 2012, the Company entered into a series of interest rate cap agreements to further limit its exposure to interest rate increases (collectively, "2012 Cap Agreements"). The following table presents certain information regarding the 2010 Cap Agreement and the 2012 Cap Agreements:

	Cap Effective Date	Termination Date	Strike Rate	Interest Rate Type	Notional Amount

July 2010 cap agreement	July 30, 2010	July 20, 2013	5.5%	1-month LIBOR	$30.0	million
June 2012 cap agreement	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	$5.0	million
July 2012 cap agreement	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
September 2012 cap agreement	September 4, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
October 2012 cap agreement	October 22, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
December 2012 cap agreement	December 28, 2012	July 20, 2013	5.5%	1-month LIBOR	$2.5	million
As of March 31, 2013, the fair value of these derivative assets was calculated to be $0 based on valuation reports provided by counterparties.
As of March 31, 2013, the Company had $23.6 million outstanding under its 2008 Conduit Facility (see Note 15—Borrowings for the definition of the 2008 Conduit Facility). This outstanding balance was covered by the 2010 Cap Agreement. See Note 18— Fair Value Measurements for further details.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Collected on behalf of HOAs and other	$20,735	$11,617
Securitization and Funding Facilities collection and reserve cash	16,956	15,416
Escrow	9,176	8,134
Rental Trust	8,572	6,040
Bonds and deposits	942	1,104
Total cash in escrow and restricted cash	$56,381	$42,311

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American sales centers that are collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of March 31, 2013, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 21.5%. The term of the mortgages

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

and contracts receivable are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.7% as of March 31, 2013 and December 31, 2012.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of March 31, 2013 and December 31, 2012 were 2.8% and 2.6% respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $1.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.
The Company recorded a $3.3 million discount on the mortgage pool acquired on April 27, 2007 in connection with the Merger, which discount is being amortized over the life of the related acquired mortgage pool. As of March 31, 2013 and December 31, 2012, the net unamortized discount on this acquired mortgage pool was $0.3 million and $0.3 million, respectively. No amortization was recorded during the three months ended March 31, 2013. During the three months ended March 31, 2012, amortization of $0.04 million was recorded as an increase to interest revenue.
The Company recorded a $0.8 million premium on the purchased Mystic Dunes mortgage pool that was part of the Tempus Resorts Acquisition and is being amortized over the life of the related acquired mortgage pool. As of March 31, 2013 and December 31, 2012, the net unamortized premium was $0.4 million and $0.5 million, respectively. During the three months ended March 31, 2013, amortization of $0.05 million was recorded as a decrease to interest revenue. During the three months ended March 31, 2012, amortization of $0.9 million was recorded as an increase to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the purchased Pacific Monarch Resorts mortgage pool and is being amortized over the life of the related acquired mortgage pool. As of March 31, 2013 and December 31, 2012, the net unamortized premium was $0.1 million. During the three months ended March 31, 2013 and March 31, 2012, no amortization was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Mortgages and contracts receivable, acquired — the Merger	$27,393	$30,721
Mortgages and contracts receivable, contributed	1,034	1,337
Mortgages and contracts receivable, originated	305,817	290,264
Mortgages and contracts receivable, purchased	58,967	64,932
Mortgages and contracts receivable, gross	393,211	387,254
Allowance for loan and contract losses	(84,907)	(83,784)
Deferred profit on Vacation Interest transactions	(3,533)	(6,113)
Deferred loan and contract origination costs, net of accumulated amortization	5,084	4,810
Inventory value of defaulted mortgages that were previously contributed or acquired	10,907	10,512
Premium on mortgages and contracts receivable, net of accumulated amortization	516	564
Discount on mortgages and contracts receivable, net of accumulated amortization	(311)	(311)
Mortgages and contracts receivable, net	$320,967	$312,932
As of March 31, 2013 and December 31, 2012, $347.8 million and $340.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" caption in the accompanying condensed consolidated balance sheets. See Note 15—Borrowings for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of Accounting Standards Codification ("ASC") 978, "Real Estate - Time-Sharing

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activities ("ASC 978")." See Note 2— Summary of Significant Accounting Policies set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interest, net.
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$83,784	$94,478
Provision for uncollectible Vacation Interest sales revenue	6,476	4,115
Adjustment for purchased portfolios	—	(10,380)	(a)
Mortgages and contracts receivable charged off	(6,403)	(10,070)
Recoveries	1,073	3,980
Effect of translation rate	(23)	14
Balance, end of period	$84,907	$82,137
_____________
(a) The Company adjusted the components of mortgages and contracts receivable, net, based on the final appraisal related to the Tempus Resorts Acquisition in accordance with ASC 978. In connection with the preparation of the final appraisal and purchase accounting, the Company further reviewed and analyzed the historic static pool recovery data. Based on this further review and analysis, the static pool model created in connection with the Tempus Resort Acquisition and the resulting final distribution of the fair market value in accordance with ASC 978 was completed during the quarter ended March 31, 2012. This redistribution resulted in an adjustment that reduced the charge-offs reflected in the allowance for loan and contract losses by $10.4 million, decreased the inventory value of defaulted mortgages that were previously acquired by $3.7 million and reduced the premium on mortgages and contracts receivable by $6.7 million. This adjustment did not have any impact on the fair value or the total mortgages and contracts receivable, net reported in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The provision for uncollectible Vacation Interest sales revenue in the allowance schedule above does not include ASC 978 adjustments related to deferred revenue or adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The adjustments for the rescission period offset the provision for uncollectible Vacation Interest sales revenue by $0.3 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.
A summary of credit quality as of the dates presented below is as follows (in thousands):

FICO Scores	March 31, 2013	December 31, 2012
>799	$31,341	$31,199
700 – 799	186,675	181,456
600 – 699	130,332	127,423
<600	24,241	24,686
No FICO Scores	20,622	22,490
	$393,211	$387,254
FICO credit scores were updated as of March 31, 2013 for all mortgages and contracts receivable.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 6	— Transactions with Related Parties
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
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Amounts due from HOAs	$16,354	$13,346
Amounts due from Collections	5,957	8,970
Amounts due from other	667	679
Total due from related parties, net	$22,978	$22,995

Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Amounts due to HOAs	$49,890	$33,441
Amounts due to Collections	46,706	30,563
Amounts due to other	203	200
Total due to related parties, net	$96,799	$64,204

Guggenheim Relationship

Two members of the board of managers of DRP, Messrs. Zachary Warren and Scott Minerd, are principals of Guggenheim Partners, LLC ("Guggenheim"), an affiliate of the DRP Holdco, LLC (the "Guggenheim Investor"), a 21.1% investor in the Company. Pursuant to the Fifth Amended and Restated Operating Agreement of DRP, dated as of October 15, 2012, Guggenheim Partners, LLC has the right to appoint two members to the board of managers of DRP, subject to certain security ownership thresholds, and Messrs. Warren and Minerd have served as members of the board of managers of DRP as the appointees of Guggenheim Partners, LLC.
In connection with the amendment and restatement of the Company's 2008 Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the 2008 Conduit Facility. Also, another affiliate of Guggenheim is currently an investor in the Company's DROT 2009 Notes and DROT 2011 Notes. See Note 15—Borrowings for the definition of and more detail regarding these borrowings.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund this acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See Note 15— Borrowings for the definition of and more detail on the Tempus Acquisition Loan. During the three months ended March 31, 2013, Tempus Acquisition, LLC made an aggregate of approximately $1.2 million in interest payments and approximately $2.6 million in principal payments on the Tempus Acquisition Loan. During the three months ended March 31, 2012, Tempus Acquisition, LLC made an aggregate of approximately $1.1 million in interest payments and $1.4 million in principal payments on the Tempus Acquisition Loan.

On May 21, 2012, the Company completed the PMR Acquisition. In order to fund this acquisition, DPMA entered into the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC. See Note 15—Borrowings for the definition of and more detail on the PMR Acquisition Loan. During the three months ended March 31, 2013, DPMA made an aggregate of approximately $1.5 million in interest payments and approximately $2.2 million in principal payments on the PMR Acquisition Loan.

Note 7	— Other Receivables, Net
Other receivables, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
THE Club dues receivable	$20,167	$37,046
Mini-vacation and sampler programs receivable	10,291	9,939
Owner maintenance fee receivable related to the St. Maarten resorts	7,268	5,224
Rental receivables and other resort management-related receivables	4,879	4,145
Mortgage/contracts interest receivable	4,177	4,398
Tax refund receivable	2,341	2,240
Insurance claims receivable	2,257	54
THE Club conversion receivable	261	284
Other receivables	2,238	2,631
Total other receivables, gross	53,879	65,961
Allowance for doubtful accounts	(18,142)	(19,912)
Total other receivables, net	$35,737	$46,049

Note 8	— Prepaid Expenses and Other Assets, Net
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Prepaid expenses and other assets, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid and unamortized maintenance fees	$52,500	$5,767
Debt issuance costs, net	22,596	22,143
Deferred commissions	8,595	8,118
Unamortized exchange fees	6,858	149
Prepaid member benefits and affinity programs	5,627	2,322
Vacation Interest purchases in transit	5,578	3,262
Prepaid insurance	4,312	2,382
Other inventory/consumables	3,789	3,299
Deposits and advances	3,254	3,228
Prepaid professional fees	1,823	1,231
Prepaid sales and marketing costs	1,054	614
Prepaid rent	635	296
Assets to be disposed (not actively marketed)	494	526
Other	5,651	4,687
Total prepaid expenses and other assets, net	$122,766	$58,024

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.5 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. See Note 15— Borrowings for more detail.
Debt issuance costs, net of amortization recorded as of March 31, 2013 were comprised of $12.8 million related to the Senior Secured Notes, $2.9 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.1 million related to the PMR Acquisition Loan, $2.0 million related to the Diamond Resorts Owners Trust Series 2013-1 Class A and Class B Notes, $1.4 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.1 million related to the Tempus Acquisition Loan, $0.2 million related to the ILXA loans and $0.1 million related to the Tempus Inventory Loan.
Debt issuance costs, net of amortization recorded as of December 31, 2012 were comprised of $13.2 million related to the Senior Secured Notes, $3.3 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.3 million related to the PMR Acquisition Loan, $1.5 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.2 million related to the Tempus Acquisition Loan, $0.3 million related to the 2008 Conduit Facility, $0.3 million related to the ILXA loans, and $0.1 million related to the Tempus Inventory Loan. See Note 15— Borrowings for definition of and more detail on the Company's borrowings.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Completed unsold Vacation Interests, net	$252,455	$268,007
Undeveloped land	38,872	38,786
Vacation Interest construction in progress	9,161	9,074
Unsold Vacation Interests, net	$300,488	$315,867

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	Three Months ended March 31,
	2013	2012
Balance, beginning of period	$315,867	$256,805
Vacation Interest cost of sales	(17,846)	(8,231)
Inventory recovery activity - North America	(455)	4
Inventory recovery activity - Europe	849	2,453
Open market and bulk purchases	400	271
Accrued bulk purchases	1,467	—
Capitalized legal, title and trust fees	745	733
Construction in progress	452	231
Loan default recoveries	686	3,226
Effect of foreign currency translation	(1,952)	1,121
Other	275	(88)
Balance, end of period	$300,488	$256,525
See Note 2— Summary of Significant Accounting Policies set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for discussions on unsold Vacation Interests.
In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company acquired $10.1 million, $23.1 million, $30.4 million and $3.5 million in unsold Vacation Interest.

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land and improvements	$16,824	$16,828
Buildings and leasehold improvements	33,172	32,932
Furniture and office equipment	16,054	16,180
Computer software	18,645	17,370
Computer equipment	10,789	10,358
Construction in progress	403	25
Property and equipment, gross	95,887	93,693
Less accumulated depreciation	(40,832)	(38,573)
Property and equipment, net	$55,055	$55,120
Depreciation expense related to property and equipment was $2.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 11	— Intangible Assets, Net
Intangible assets, net as of March 31, 2013 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$117,107	$(22,853)	$94,254
Member relationships	37,842	(27,729)	10,113
Distributor relationships and other	4,842	(897)	3,945
	$159,791	$(51,479)	$108,312
Intangible assets, net as of December 31, 2012 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$117,672	$(20,931)	$96,741
Member relationships	38,017	(26,348)	11,669
Distributor relationships and other	4,866	(778)	4,088
	$160,555	$(48,057)	$112,498
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $2.2 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $1.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets is expected to be $13.3 million, $12.0 million, $8.5 million, $7.4 million and $6.5 million for the twelve months ending March 31, 2014 through 2018, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. During the year ended December 31, 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units was sold by March 31, 2013.
The $4.9 million balance in assets held for sale as of March 31, 2013 consisted of the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. As of March 31, 2013, the Company was a party to sales contracts entered into during 2012 and 2011 for approximately $1.3 million and $3.4 million, respectively, of units that were classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued exchange company fees—estimated liability owed to Interval International for annual dues related to exchange services provided to the Company.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture, or facilities leases classified as operating leases.
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets in its European operations. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360, "Property, Plant and Equipment." See Note 12—Assets Held for Sale for further detail.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and related	$21,547	$22,313
Accrued interest	11,684	23,627
Accrued commissions	11,570	12,021
Accrued marketing expenses	10,675	12,189
Accrued exchange company fees	9,021	1,209
Accrued professional fees	6,797	5,472
Accrued other taxes	6,763	7,165
Accrued operating lease liabilities	3,670	3,438
Deposits on pending sale of assets	3,615	2,693
Accrued insurance	3,321	4,983
Accrued liability related to business combinations	3,301	3,400
Accrued call center costs	1,715	2,060
Accrued contingent litigation liabilities	1,244	1,102
Other	5,097	4,779
Total accrued liabilities	$100,020	$106,451

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
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functions as the HOA. In addition, the owners are billed for capital project assessments to repair and replace the amenities or to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense.
Accrued guest deposits—amounts received from guests for future rentals recognized as revenue when earned.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred mini-vacation and sampler program revenue	$38,572	$33,633
THE Club deferred revenue	31,015	41,097
Deferred maintenance and reserve fee revenue	30,642	13,335
Accrued guest deposits	2,777	2,100
Deferred revenue from an exchange company	2,193	2,350
Deferred amenity fee revenue	1,818	—
Deferred management fees and allocation revenue	413	360
Other	1,013	958
Total deferred revenues	$108,443	$93,833

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
Conduit Facilities, 2009 Securitization, 2011 Securitization, and 2013 Securitization. On November 3, 2008, the Company entered into agreements for its 2008 conduit facility ("2008 Conduit Facility"), pursuant to which it issued secured VOI receivable-backed variable funding notes designated as Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders, bore interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and had a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, the Company entered into another amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated 2008 Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as the Diamond Resorts Owner Trust ("DROT") 2009 Class A Notes and the DROT Series 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and the Company recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, the Company used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under its 2008 Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
On April 27, 2011, the Company completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under the 2008 Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility (see definition below), to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, the Company completed a securitization transaction and issued the DROT 2013 Notes with a face value of $93.6 million ("DROT 2013 Notes"). The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the then-outstanding principal balance under the 2008 Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.
Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. As of March 31, 2013, the weighted average purchase price payment was 89.7% of the obligor loan amount and the weighted average program purchase fee was 6.1%.
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
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, which is an affiliate of an investor in the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at Tempus Acquisition, LLC's election, in cash or in kind by adding the applicable accrued amount to principal), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC is required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC is also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions have been made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP ("Wellington Management Investors") also became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan, and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the "Mystic Dunes Loan"). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the "Tempus Receivables Loan"). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the three months ended March 31, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bears interest at a rate that is the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10.0%.
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
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of their respective wholly-owned subsidiaries are special-purpose subsidiaries.
PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPMA completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired four resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, including some of the Wellington Management Investors, and Silver Rock Financial LLC, which is an affiliate of an investor in the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan is collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at DPMA's election, in cash or in kind by adding the applicable accrued amount to principal), and matures on May 21, 2016.

The PMR Acquisition Loan provides that, (i) DPMA is required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA is required to make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0%

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and the associated closing costs.
On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.
On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provides debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum, provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Other Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in September 2013 and December 2013, and each carries an interest rate of 3.2% per annum. In addition, the Company purchased certain software licenses during the year ended December 31, 2012 with monthly interest-free payments due for the next two years and this obligation was recorded at fair value using a discount rate of 5.7%.
The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	March 31, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(8,253)			—	—		(8,509)
Diamond Resorts Owners Trust Series 2013-1 (1)(2)	86,233	2.0%	1/20/2025	88,322	—		—
PMR Acquisition Loan (1)(3)(4)(5)	61,237	20.5%	5/21/2016	—	—		62,211
Quorum Facility (1)(2)	55,711	6.1%	12/31/2015	60,116	24,289	(6)	52,417
Tempus Acquisition Loan (1)(3)(4)(5)	49,209	19.8%	6/30/2015	—	—		50,846
Diamond Resorts Owners Trust Series 2009-1 (1)(2)	42,489	9.5%	3/20/2026	82,667	—		50,025
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1 (2)	(383)			—	—		(441)
Diamond Resorts Owners Trust Series 2011-1 (1)(2)	33,296	4.0%	3/20/2023	33,750	—		36,849
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1 (2)	(290)			—	—		(312)
Tempus Receivables Loan (1)(2)(4)	40,054	10.0%	7/1/2015	52,265	—		44,027
Payments in transit (1)(2)(4)	(1,506)			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(2)(4)	(5,749)			—	—		(5,945)
2008 Conduit Facility (1)(2)	22,853	4.5%	4/12/2013	26,422	49,878	(6)	70,912
2008 Conduit Facility (1)(2)(4)	713	4.5%	4/12/2013	824	1,556	(6)	4,088
ILXA Inventory Loan (1)(3)(4)	13,929	7.5%	8/31/2015	—	—		15,939
Notes payable-insurance policies (3)	5,888	3.2%	Various	—	—		2,366
ILXA Receivables Loan (1)(2)(4)	5,507	10.0%	8/31/2015	3,420	—		5,832
Tempus Inventory Loan (1)(3)(4)	2,819	7.5%	6/30/2016	—	—		2,992
DPM Inventory Loan (1)(3)(4)	2,560	8.0%	Various				1,267
Note Payable-RFA fees (1)(3)(4)	1,190	10.0%	6/20/2014	—	—		1,395
Notes payable-other (3)	697	5.6%	Various	—	—		872
Notes payable-other (1)(3)(4)	16	—%	11/18/2015	—	—		18
Total	$833,220			$347,786	$75,723		$810,699

(1) Non-recourse indebtedness
(2) Securitization notes and Funding Facilities
(3) Other notes payable
(4) Borrowing through special-purpose subsidiaries only
(5) Borrowing from Guggenheim Corporate Funding, LLC, a related party
(6) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and 2008 Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of March 31, 2013.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Liquidity
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

Note 16 — Income Taxes
The income tax provision for the three months ended March 31, 2013 and 2012 was determined based on pre-tax book income (loss) (adjusted for book-tax differences) for those periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, full valuation allowances on its foreign and domestic net operating losses and other deferred tax assets, and foreign currency and rate change adjustments in calculating its income tax provision, the Company's estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

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
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $2.1 million as of March 31, 2013.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of March 31, 2013, the Company had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
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
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of the Company's managed resorts in Hawaii levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to the Company. During the quarter ended December 31, 2011, the Company's portion of the water intrusion assessment was recorded as Vacation Interest carrying cost, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) with a corresponding increase to due to related parties, net in the accompanying condensed consolidated balance sheet. The proceeds of this assessment are being used to repair the water intrusion damage at the resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of the Company's officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November, 2012, the Company reached an agreement with the named plaintiffs and their counsel to settle the litigation in full. The settlement is subject to court approval. The Company does not expect the settlement to have a material impact on its financial condition or results of operations.

Note 18 — Fair Value Measurements
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

•	Level 3: Unobservable inputs used when little or no market data is available.
As of March 31, 2013 and December 31, 2012, the Company's derivative instruments were the 2010 Cap Agreement and the 2012 Cap Agreements, which had fair values of $0 based on valuation reports provided by counterparties. The 2010 Cap Agreement and the 2012 Cap Agreements were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See Note 3— Concentrations of Risk for further detail on these cap agreements.
As of March 31, 2013, mortgages and contracts receivable had a balance of $321.0 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectibility. As a result, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at March 31, 2013. These financial assets were classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 as of March 31, 2013 based on a quoted price of 110.0 on a restricted bond market as they were not actively traded on the open market.
As of March 31, 2013, the Company’s 2008 Conduit Facility, DROT 2009 Notes, DROT 2011 Notes and DROT 2013 Notes were classified as Level 2. The Company believes the fair value of the 2008 Conduit Facility approximated its carrying value due to the fact that it was recently amended and, therefore, measured using other significant observable inputs including the current refinancing activities. The fair value of the DROT 2009 Notes, DROT 2011 Notes and DROT 2013 Notes, which the Company believes approximated similar instruments in active markets, was determined with the assistance of an investment banking firm.
As of March 31, 2013, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan, the Tempus Inventory Loan, the PMR Acquisition Loan and the DPM Inventory Loan were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of March 31, 2013, the Company believes the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value, as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
As of March 31, 2013, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
As of December 31, 2012, mortgages and contracts receivable had a balance of $312.9 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjust the carrying value of mortgages and contracts receivable to management's best estimate of collectibility. As a result, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2012. These financial assets are classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 as of December 31, 2012 based on a quoted price of 109.0 on a restricted bond market, as they were not actively traded on the open market.
As of December 31, 2012, the Company’s 2008 Conduit Facility, DROT 2009 Notes and DROT 2011 Notes were classified as Level 2. The Company believes the fair value of the 2008 Conduit Facility approximated its carrying value due to the fact that it was recently amended and was, therefore, measured using other significant observable inputs including the current refinancing activities. The fair value of the DROT 2009 Notes and DROT 2011 Notes, which the Company believes approximated similar instruments in active markets, was determined with the assistance of an investment banking firm.
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

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

As of December 31, 2012, the Company believes the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value as the carrying value represents the net present value of all future payments using an imputed interest rate of 10.0%.
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
The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2013 were as follows (dollars in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$320,967	$320,967	$—	$320,967
Total assets	$320,967	$320,967	$—	$320,967
Liabilities:
Senior Secured Notes, net	$416,747	$467,500	$467,500	$—
Securitization notes and Funding Facilities, net	278,928	291,788	291,788	—
Notes payable	137,545	137,440	137,440	—
Total liabilities	$833,220	$896,728	$896,728	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2012 were as follows (dollars in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$312,932	$312,932	$—	$312,932
Total assets	$312,932	$312,932	$—	$312,932
Liabilities:
Senior Secured Notes, net	$416,491	$463,250	$463,250	$—
Securitization notes and Funding Facilities, net	256,302	270,392	270,392	—
Notes payable	137,906	137,769	137,769	—
Total liabilities	$810,699	$871,411	$871,411	$—

Note 19 — Common and Preferred Units and Stock-Based Compensation
Tempus Warrant (June 2011)
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, DRP issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The Tempus Warrant vests and becomes exercisable, subject to the provisions of the Tempus Warrant described below, upon the sixty-first day (the “Tempus Warrant Exercise Date”) following,

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

among other things, an initial underwritten public offering of the common stock of DRC or of any successor corporation of DRP ("DRP Successor"), a payment default by Tempus Acquisition, LLC (after expiration of applicable grace and care periods) under the Tempus Acquisition Loan, or a sale of DRP or DRC (a " Tempus Warrant Triggering Event"). Following a Tempus Warrant Triggering Event, the Tempus Warrant would become exercisable on the Tempus Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the Tempus Acquisition Loan from the date of the Tempus Warrant through the day immediately preceding the Tempus Warrant Exercise Date is less than a certain benchmark amount (the “Tempus Benchmark Amount”) as determined pursuant to the terms of the Tempus Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the Tempus Warrant. The purchase price for each common unit of DRP issuable upon exercise of the Tempus Warrant is $0.0001 per common unit. During the 60-day period following a Tempus Warrant Triggering Event, DRP or the DRP Successor, as applicable, has the option to purchase the Tempus Warrant from the holder for a cash payment equal to the Tempus Benchmark Amount, less any cash payments made on the Tempus Acquisition Loan from the date of the Tempus Warrant through the date of such Tempus Warrant Triggering Event. The Company determined that the Tempus Warrant had a nominal value as of March 31, 2013 and December 31, 2012.
PMR Warrant (May 2012)
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, DRP issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant vests and becomes exercisable, subject to the provisions of the PMR Warrant described below, upon the sixty-first day (the “PMR Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any DRP Successor, a payment default by DPMA (after expiration of applicable grace and care periods) under the PMR Acquisition Loan, or a sale of DRP or DRC (a "PMR Warrant Triggering Event"). Following a PMR Warrant Triggering Event, the PMR Warrant would become exercisable on the PMR Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date is less than a certain benchmark amount (the “PMR Benchmark Amount”) as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of DRP issuable upon exercise of the PMR Warrant is $0.0001 per common unit. During the 60-day period following a PMR Warrant Triggering Event, DRP or the DRP Successor, as applicable, has the option to purchase the PMR Warrant from the holder for a cash payment equal to the PMR Benchmark Amount, less any cash payments made on the PMR Acquisition Loan from the date of the PMR Warrant through the date of such PMR Warrant Triggering Event. The Company determined that the PMR Warrant had a nominal value as of March 31, 2013 and December 31, 2012.
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
On the same date in October 2012, to mitigate the dilutive effect of the July 2011 recapitalization transaction on Messrs. Cloobeck, Palmer and Kraff, DRP issued 103.8 BCUs under the 2012 Plan to Messrs. Cloobeck, Palmer and Kraff for no cash consideration. These BCUs were 100% vested as of the issuance date. Also on that date, DRP granted BCUs pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan for no cash consideration, in connection with their provision of services to DRP. These BCUs were also 100% vested on the grant date; however, because these BCUs are tied to service to DRP, they are subject to forfeiture if the grantee’s employment with DRP is terminated for cause and subject to repurchase by DRP (at its option) if the grantee’s employment with DRP is terminated for any reason other than termination by DRP for cause. The BCUs are not entitled to any distributions nor do they have any fair value unless and until the cumulative amount distributed to holders of DRP common units other than BCUs is at least equal to a specified amount.
The Company measured compensation expense related to the BCUs at fair value on the issuance date and recognized this expense in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2012, the Company recognized $3.3 million in such compensation expense based on a weighted-average grant-date fair value of $32,008 per unit.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 20 — Segment Reporting
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$31,587	$—	$—	$31,587
Consolidated resort operations	8,620	—	—	8,620
Vacation Interest sales, net of provision of $0, $6,672, $0 and $6,672, respectively	—	91,668	—	91,668
Interest	—	12,858	397	13,255
Other	3,490	4,832	—	8,322
Total revenues	43,697	109,358	397	153,452
Costs and Expenses:
Management and member services	9,779	—	—	9,779
Consolidated resort operations	7,722	—	—	7,722
Vacation Interest cost of sales	—	17,846	—	17,846
Advertising, sales and marketing	—	50,359	—	50,359
Vacation Interest carrying cost, net	—	8,237	—	8,237
Loan portfolio	246	2,259	—	2,505
Other operating	—	368	—	368
General and administrative	—	—	22,800	22,800
Depreciation and amortization	—	—	6,254	6,254
Interest expense	—	4,078	20,764	24,842
Impairments and other write-offs	—	—	79	79
Gain on disposal of assets	—	—	(50)	(50)
Total costs and expenses	17,747	83,147	49,847	150,741
Income (loss) before provision for income taxes	25,950	26,211	(49,450)	2,711
Provision for income taxes	—	—	438	438
Net income (loss)	$25,950	$26,211	$(49,888)	$2,273

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$27,280	$—	$—	$27,280
Consolidated resort operations	8,534	—	—	8,534
Vacation Interest sales, net of provision of $0, $4,115, $0 and $4,115, respectively	—	54,572	—	54,572
Interest	—	13,327	329	13,656
Other	882	4,026	—	4,908
Total revenues	36,696	71,925	329	108,950
Costs and Expenses:
Management and member services	8,275	—	—	8,275
Consolidated resort operations	7,082	—	—	7,082
Vacation Interest cost of sales	—	8,231	—	8,231
Advertising, sales and marketing	—	34,819	—	34,819
Vacation Interest carrying cost, net	—	9,272	—	9,272
Loan portfolio	223	2,128	—	2,351
Other operating	—	1,158	—	1,158
General and administrative	—	—	20,760	20,760
Depreciation and amortization	—	—	3,805	3,805
Interest expense	—	4,920	17,011	21,931
Impairments and other write-offs	—	—	(11)	(11)
Gain on disposal of assets	—	—	(72)	(72)
Gain on bargain purchase from business combinations	—	—	(51)	(51)
Total costs and expenses	15,580	60,528	41,442	117,550
Income (loss) before provision for income taxes	21,116	11,397	(41,113)	(8,600)
Provision for income taxes	—	—	975	975
Net income (loss)	$21,116	$11,397	$(42,088)	$(9,575)

Note 21 — Condensed Consolidating Financial Statements - Guarantor and Non-guarantor
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (i) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the indenture governing the Senior Secured Notes; and (ii) the Company and all of its other subsidiaries. Please see Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a list of the Company's guarantor subsidiaries. The Company's non-guarantor subsidiaries include its European subsidiaries, special-purpose subsidiaries and a wholly-owned captive insurance entity. For purposes of the indenture governing the Senior Secured Notes, the financial position, results of operations, and statements of cash flows of the Company's non-guarantor subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this quarterly report.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2013 (In thousands) (Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$11,736	$14,468	$—	$26,204
Cash in escrow and restricted cash	35,850	20,531	—	56,381
Mortgages and contracts receivable, net of allowance of $12,382, $72,525, $0 and $84,907, respectively	29,256	291,714	(3)	320,967
Due from related parties, net	126,407	34,482	(137,911)	22,978
Other receivables, net	23,628	12,109	—	35,737
Income tax receivable	4	25	—	29
Prepaid expenses and other assets, net	81,795	55,233	(14,262)	122,766
Unsold Vacation Interests, net	213,886	115,614	(29,012)	300,488
Property and equipment, net	30,089	24,966	—	55,055
Assets held for sale	—	4,886	—	4,886
Intangible assets, net	27,079	81,233	—	108,312
Total assets	$579,730	$655,261	$(181,188)	$1,053,803
Liabilities and Member Capital (Deficit):
Accounts payable	$6,809	$6,715	$—	$13,524
Due to related parties, net	80,860	171,263	(155,324)	96,799
Accrued liabilities	64,851	36,313	(1,144)	100,020
Income taxes payable	—	855	—	855
Deferred revenues	89,552	18,891	—	108,443
Senior Secured Notes, net of unamortized original issue discount of $8,253, $0, $0 and $8,253, respectively	416,747	—	—	416,747
Securitization notes and Funding Facilities, net of unamortized original issue discount of $0, $673, $0 and $673, respectively	—	278,928	—	278,928
Notes payable	6,569	130,976	—	137,545
Total liabilities	665,388	643,941	(156,468)	1,152,861

Member capital (deficit)	143,094	26,736	(14,262)	155,568
Accumulated deficit	(200,861)	(23,456)	(10,844)	(235,161)
Accumulated other comprehensive (loss) income	(27,891)	8,040	386	(19,465)
Total member (deficit) capital	(85,658)	11,320	(24,720)	(99,058)
Total liabilities and member capital (deficit)	$579,730	$655,261	$(181,188)	$1,053,803

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$26,262	$9,929	$(4,604)	$31,587
Consolidated resort operations	6,527	2,093	—	8,620
Vacation Interest sales, net of provision of $6,381, $291, $0 and $6,672, respectively	77,262	14,406	—	91,668
Interest	(93)	13,787	(439)	13,255
Other	10,272	10,963	(12,913)	8,322
Total revenues	120,230	51,178	(17,956)	153,452
Costs and Expenses:
Management and member services	9,667	3,805	(3,693)	9,779
Consolidated resort operations	6,113	1,609	—	7,722
Vacation Interest cost of sales	16,653	1,193	—	17,846
Advertising, sales and marketing	41,962	9,291	(894)	50,359
Vacation Interest carrying cost, net	4,525	4,768	(1,056)	8,237
Loan portfolio	2,232	2,795	(2,522)	2,505
Other operating	884	2,083	(2,599)	368
General and administrative	15,651	7,149	—	22,800
Depreciation and amortization	2,234	4,020	—	6,254
Interest expense	12,815	12,466	(439)	24,842
Impairments and other write-offs	—	79	—	79
Loss (gain) on disposal of assets	1	(51)	—	(50)
Total costs and expenses	112,737	49,207	(11,203)	150,741
Income (loss) before provision for income taxes	7,493	1,971	(6,753)	2,711
Provision for income taxes	23	415	—	438
Net income (loss)	$7,470	$1,556	$(6,753)	$2,273

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$7,470	$1,556	$(6,753)	$2,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	6,381	291	—	6,672
Amortization of capitalized financing costs and original issue discounts	654	1,220	—	1,874
Amortization of capitalized loan origination costs and net portfolio discounts	1,182	48	—	1,230
Depreciation and amortization	2,234	4,020	—	6,254
Impairments and other write-offs	—	79	—	79
Loss (gain) on disposal of assets	1	(51)	—	(50)
Loss on foreign currency exchange	—	61	—	61
Gain on insurance settlement	(2,203)	—	—	(2,203)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(3,450)	(12,607)	(1)	(16,058)
Due from related parties, net	727	(8,037)	9,399	2,089
Other receivables, net	8,959	3,234	—	12,193
Prepaid expenses and other assets, net	(31,255)	(33,232)	80	(64,407)
Unsold Vacation Interests, net	6,617	(158)	6,751	13,210
Accounts payable	(2,711)	827	—	(1,884)
Due to related parties, net	22,346	22,603	(9,397)	35,552
Accrued liabilities	(7,557)	4,585	(79)	(3,051)
Income taxes payable	898	191	—	1,089
Deferred revenues	9,900	5,515	—	15,415
Net cash provided by (used in) operating activities	20,193	(9,855)	—	10,338
Investing activities:
Property and equipment capital expenditures	(2,325)	(199)	—	(2,524)
Net cash used in investing activities	$(2,325)	$(199)	$—	$(2,524)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(12,114)	$(2,075)	$—	$(14,189)
Proceeds from issuance of securitization notes and Funding Facilities	—	127,680	—	127,680
Proceeds from issuance of notes payable	—	1,319	—	1,319
Payments on securitization notes and Funding Facilities	—	(105,151)	—	(105,151)
Payments on notes payable	(2,564)	(7,252)	—	(9,816)
Payments of debt issuance costs	74	(2,048)	—	(1,974)
Net cash (used in) provided by financing activities	(14,604)	12,473	—	(2,131)
Net increase in cash and cash equivalents	3,264	2,419	—	5,683
Effect of changes in exchange rates on cash and cash equivalents	—	(540)	—	(540)
Cash and cash equivalents, beginning of period	8,472	12,589	—	21,061
Cash and cash equivalents, end of period	$11,736	$14,468	$—	$26,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,273	$7,416	$—	$32,689
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$(876)	$220	$—	$(656)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$5,914	$—	$—	$5,914

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2012 (In thousands) (Audited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$8,472	$12,589	$—	$21,061
Cash in escrow and restricted cash	23,736	18,575	—	42,311
Mortgages and contracts receivable, net of allowance of $5,814, $77,970, $0 and $83,784, respectively	33,373	279,563	(4)	312,932
Due from related parties, net	129,135	27,083	(133,223)	22,995
Other receivables, net	30,384	15,665	—	46,049
Income tax receivable	902	25	—	927
Prepaid expenses and other assets, net	50,709	21,497	(14,182)	58,024
Unsold Vacation Interests, net	220,499	117,629	(22,261)	315,867
Property and equipment, net	29,510	25,610	—	55,120
Assets held for sale	—	5,224	—	5,224
Intangible assets, net	27,569	84,929	—	112,498
Total assets	$554,289	$608,389	$(169,670)	$993,008
Liabilities and Member Capital (Deficit):
Accounts payable	$9,520	$6,199	$—	$15,719
Due to related parties, net	59,496	155,203	(150,495)	64,204
Accrued liabilities	72,396	35,120	(1,065)	106,451
Income taxes payable	—	701	—	701
Deferred revenues	79,652	14,181	—	93,833
Senior Secured Notes, net of original issue discount of $8,509, $0, $0 and $8,509, respectively	416,491	—	—	416,491
Securitization notes and Funding Facilities, net of original issue discount of $0, $753, $0 and $753, respectively	—	256,302	—	256,302
Notes payable	3,219	134,687	—	137,906
Total liabilities	640,774	602,393	(151,560)	1,091,607

Member capital (deficit)	143,095	26,655	(14,182)	155,568
Accumulated deficit	(207,978)	(25,012)	(4,444)	(237,434)
Accumulated other comprehensive (loss) income	(21,602)	4,353	516	(16,733)
Total member (deficit) capital	(86,485)	5,996	(18,110)	(98,599)
Total liabilities and member capital (deficit)	$554,289	$608,389	$(169,670)	$993,008

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$23,079	$6,373	$(2,172)	$27,280
Consolidated resort operations	6,463	2,071	—	8,534
Vacation Interest sales, net of provision of $4,068, $47, $0 and $4,115, respectively	47,501	7,071	—	54,572
Interest	508	13,784	(636)	13,656
Other	6,841	3,752	(5,685)	4,908
Total revenues	84,392	33,051	(8,493)	108,950
Costs and Expenses:
Management and member services	6,671	2,738	(1,134)	8,275
Consolidated resort operations	5,516	1,566	—	7,082
Vacation Interest cost of sales	6,795	1,436	—	8,231
Advertising, sales and marketing	30,512	4,487	(180)	34,819
Vacation Interest carrying cost, net	5,352	4,313	(393)	9,272
Loan portfolio	2,131	2,033	(1,813)	2,351
Other operating	1,788	800	(1,430)	1,158
General and administrative	13,938	6,823	(1)	20,760
Depreciation and amortization	1,832	1,973	—	3,805
Interest expense	11,347	11,220	(636)	21,931
Impairments and other write-offs	11	(22)	—	(11)
Gain on disposal of assets	(1)	(71)	—	(72)
Gain on bargain purchase from business combinations	—	(51)	—	(51)
Total costs and expenses	85,892	37,245	(5,587)	117,550
Loss before provision for income taxes	(1,500)	(4,194)	(2,906)	(8,600)
Provision for income taxes	530	445	—	975
Net loss	$(2,030)	$(4,639)	$(2,906)	$(9,575)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net loss	$(2,030)	$(4,639)	$(2,906)	$(9,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	4,068	47	—	4,115
Amortization of capitalized financing costs and original issue discounts	573	933	—	1,506
Amortization of capitalized loan origination costs and net portfolio discounts (premiums)	671	(919)	—	(248)
Depreciation and amortization	1,832	1,973	—	3,805
Impairments and other write-offs	11	(22)	—	(11)
Gain on disposal of assets	(1)	(71)	—	(72)
Gain on bargain purchase from business combinations	—	(51)	—	(51)
Gain on foreign currency exchange	—	(29)	—	(29)
Gain on mortgage repurchase	(11)	—	—	(11)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(709)	75	—	(634)
Due from related parties, net	(12,491)	11,554	5,526	4,589
Other receivables, net	8,764	3,422	40	12,226
Prepaid expenses and other assets, net	(33,012)	(27,875)	833	(60,054)
Unsold Vacation Interests, net	2,016	(2,618)	2,056	1,454
Accounts payable	1,063	(1,283)	—	(220)
Due to related parties, net	30,379	25,138	(5,045)	50,472
Accrued liabilities	(5,504)	(358)	329	(5,533)
Income taxes payable	36	399	—	435
Deferred revenues	15,506	3,864	(833)	18,537
Net cash provided by operating activities	11,161	9,540	—	20,701
Investing activities:
Property and equipment capital expenditures	(1,675)	(210)	—	(1,885)
Proceeds from sale of assets	1	218	—	219
Net cash (used in) provided by investing activities	$(1,674)	$8	$—	$(1,666)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(8,310)	$(455)	$—	$(8,765)
Proceeds from issuance of securitization notes and Funding Facilities	—	30,607	—	30,607
Proceeds from issuance of notes payable	—	65	—	65
Payments on securitization notes and Funding Facilities	—	(35,765)	—	(35,765)
Payments on notes payable	(2,486)	(4,602)	—	(7,088)
Payments of debt issuance costs	1	(25)	—	(24)
Payments of costs related to issuance of common and preferred units	(8)	—	—	(8)
Net cash used in financing activities	(10,803)	(10,175)	—	(20,978)
Net decrease in cash and cash equivalents	(1,316)	(627)	—	(1,943)
Effect of changes in exchange rates on cash and cash equivalents	—	237	—	237
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$9,520	$8,671	$—	$18,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,615	$6,439	$—	$32,054
Cash paid for taxes, net of cash tax refunds	$498	$51	$—	$549

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$6,043	$—	$—	$6,043
Unsold Vacation Interests, net reclassified to assets held for sale	$—	$18	$—	$18

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 22 — Geographic Financial Information
The Company conducts its Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. The Company’s North America operations include the Company’s branded resorts in the continental U.S., Hawaii, Mexico, Canada and the Caribbean, and the Company’s Europe operations include the Company’s branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece. The following table reflects total revenue and assets by geographic area for the periods ended on, or as of, the dates presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue
North America	$139,451	$99,386
Europe	14,001	9,564
Total Revenues	$153,452	$108,950

	March 31, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$319,172	$310,955
Europe	1,795	1,977
Total mortgages and contracts receivable, net	$320,967	$312,932
Unsold Vacation Interests, net
North America	$260,674	$275,352
Europe	39,814	40,515
Total unsold Vacation Interests, net	$300,488	$315,867
Property and equipment, net
North America	$50,753	$50,643
Europe	4,302	4,477
Total property and equipment, net	$55,055	$55,120
Intangible assets, net
North America	$100,291	$103,141
Europe	8,021	9,357
Total intangible assets, net	$108,312	$112,498
Total long-term assets, net
North America	$730,890	$740,091
Europe	53,932	56,326
Total long-term assets, net	$784,822	$796,417

Note 23 — Subsequent Events
On April 11, 2013, the Company entered into another amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. See Note 15—Borrowings for further detail on this amendment to the 2008 Conduit Facility.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This discussion contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital resources and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Although we believe that our expectations are based on reasonable assumptions, our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this quarterly report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of vacation ownership interests ("VOI" or "Vacation Interests") for sale;

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

In addition, you should read the following discussion in conjunction with our condensed consolidated financial statements and other financial information included elsewhere in this quarterly report.

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 295 destinations located in 32 countries, throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 80 Diamond Resorts-branded properties that we manage. We also have 211 affiliated resorts and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is composed of our hospitality and management services operations, including our operations related to the management of our resort properties, seven multi-resort trusts (the "Collections") and THE Club, and Vacation Interest Sales and Financing, which is composed of our marketing and sales of VOIs and the consumer financing of purchases of VOIs.
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business, (ii) implementing a focus throughout our business on service and hospitality, and (iii) adding resorts to our network through complementary strategic acquisitions. Management has also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model. A key strategy has been the acquisition of complementary resorts and associated management contracts using special-purpose subsidiaries financed on a non-recourse basis.
On August 31, 2010, we acquired from ILX Resorts Incorporated and its affiliates certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”), which added ten additional resorts to our resort network. On July 1, 2011, we acquired from Tempus Resorts International, Ltd., and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the “Tempus Resorts Acquisition”), which added two resorts to our resort network. On May 21, 2012, we acquired from Pacific Monarch Resorts, Inc. and its affiliates four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets, which added nine locations to our resort network (the "PMR Acquisition"). On October 5, 2012, we acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc, thereby acquiring management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets (the “Aegean Blue Acquisition”), which added five resorts located on the Greek Islands of Rhodes and Crete to our resort network. These transactions were effected through special-purpose subsidiaries, and funded by financial partners on a non-recourse basis. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage.
In addition, on January 29, 2013, we entered into a memorandum of understanding with Island One, Inc. (“Island One”), Crescent One, LLC (“Crescent”) and the holder of their respective equity interests. Island One and Crescent operate a vacation ownership, hospitality and resort management business that emerged from Chapter 11 bankruptcy in July 2011. Since their emergence, we have provided sales and marketing services and Homeowners Association ("HOA") management oversight services to Island One. Pursuant to the memorandum of understanding, we have agreed to enter into definitive documents to (i) operate the business of Island One and Crescent prior to the closing of the potential acquisition transaction, and (ii) upon a change of control of us or other specified transaction, and subject to other terms and conditions in the definitive documents, purchase all of the equity interests in Island One and Crescent, thereby acquiring management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by Island One and Crescent, and adding nine additional resorts to our resort network.

Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our condensed consolidated financial statements.
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
Vacation Interest Sales Revenue Recognition
With respect to our recognition of revenue from VOI sales, we follow the guidelines included in Accounting Standards Codification ("ASC") 978, "Real Estate Time-Sharing Activities" ("ASC 978"). Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
Vacation Interest Cost of Sales
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed for developers of timeshare resorts, requires us to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, we are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or, if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue and sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six month period. If any estimates are revised, we are required to adjust our Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail, and see "Presentation of Certain Financial Metrics" for a discussion of the potential effects of such retroactive adjustments. Much like depreciation or amortization, for us Vacation Interest cost of sales is essentially a non-cash item. We do make cash expenditures to replenish VOI inventory (principally pursuant to our inventory recovery agreements and in connection with our strategic acquisitions), but such expenditures have little to no relation to the amounts we record as Vacation Interest cost of sales pursuant to ASC 978 in the reported periods.
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
We charge-off mortgages and contracts receivable upon the earliest of (i) the initiation of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
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
Unsold Vacation Interests, Net
Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale or loan origination. Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
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

Key Revenue and Expense Items
Management and Member Services Revenue
Management and member services revenue includes resort management fees charged to the HOAs and Collections, as well as revenues from our operation of THE Club. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of our management contracts. Under our management agreements, we collect management fees from the HOAs and Collections, which are recognized as revenue ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in establishing HOA and Collections operating budgets which, in turn, are used to establish the annual maintenance fees owed directly by each owner of VOIs.

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
Consolidated Resort Operations Revenue
Consolidated resort operations revenue consists of the following:

•
We function as an HOA for our properties located in St. Maarten. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections in connection with the St. Maarten resorts, which are recognized ratably over the year. In addition, the owners are billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expense” below for further detail. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees, which are eliminated. Our revenue associated with these properties has historically constituted a majority of our consolidated resort operations revenue.

•	We also receive:

•	food and beverage revenue at certain resorts whose restaurants we own and manage;

•	greens fees and equipment rental fees at the golf courses owned and managed by us at certain resorts;

•	revenue from providing cable, telephone and technology services to HOAs; and

•	other incidental revenues generated at the venues we own and operate, including retail and gift shops, spa services, activity fees for arts and crafts, sport equipment rental and safe rental.
All of these revenues are allocated to our Hospitality and Management Services business segment.

Vacation Interest Sales Revenue, Net
Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, net of an amount equal to the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, we have sold VOIs primarily in the form of points. All of our Vacation Interest sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.
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
Other Revenue
Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of the HOAs and Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; and (iv) late/impound fees assessed on consumer loans. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii) and (iv) above are allocated to our Vacation Interest Sales and Financing business segment.
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

Use of Special-Purpose Subsidiaries
We have expanded our business in part through the acquisition of assets by special-purpose subsidiaries, including the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition. These transactions were structured such that we now hold the acquired assets, and have assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary have recourse only to such entity and thus the specific assets that were acquired in each transaction. However, such indebtedness is included in our consolidated balance sheets. We may pursue other transactions that could use similar special-purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. As a result, our recent consolidated financial statements reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements.

Presentation of Certain Financial Metrics
We define Adjusted EBITDA as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; and (ix) amortization of net portfolio premiums; less (a) deferred revenue recognized outside the ordinary course of business; (b) gain on the disposal of assets; (c) gain on bargain purchase from business combination; and (d) amortization of net portfolio discounts. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Additional information regarding our calculation of Adjusted EBITDA is provided below.
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

Deferred revenue recognized outside the ordinary course of business represents deferred revenue recognized in a period different than when the sales of units to which such revenue relates were consummated. Specifically, we recognized deferred sales revenue during the year ended December 31, 2009 upon the completion of the construction of certain units sold prior to our acquisition of Sunterra Corporation in April 2007. We believe that such deferred revenue recognized outside the ordinary course of business is not reflective of our financial performance in the period in which we recognized such revenue; accordingly we exclude this revenue from our Adjusted EBITDA calculation.
We exclude Vacation Interest cost of sales from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interest cost of sales pursuant to ASC 978 (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Because of the cumulative "true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income that are unrelated to our financial performance in the applicable period.
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we will be required to apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period), rather than only applying an incremental adjustment directly relating to Vacation Interest cost of sales in the current period. Further, because the cumulative adjustment relates back to the beginning of the life of a project, the impact of any change in estimates used in the calculation of Vacation
Interest cost of sales is exacerbated the further away the period in which the adjustment is taken is from the beginning of the life of the project. This could result in artificially low (or artificially high, if we instead must make an adjustment as a result of a determination that our Vacation Interest cost of sales has been underestimated) Vacation Interest cost of sales in the period in which the cumulative adjustment is made, regardless of our financial performance in such period, making it difficult for investors to evaluate our financial performance across historical periods. For example, for the year ended December 31, 2011, we recorded a negative Vacation Interest cost of sales due to such a cumulative adjustment and, accordingly, our Vacation Interest cost of sales had the effect of increasing our operating income in that year.

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

•
by comparing Adjusted EBITDA in different historical periods, we can evaluate our operating results without the additional variations of interest income (expense), income tax provision (benefit), depreciation and amortization expense and the Vacation Interest cost of sales expense; and

•
several of the financial and other covenants governing the Senior Secured Notes and 2008 Conduit Facility, including the limitation on our ability to incur additional indebtedness, are determined by reference to our EBITDA as defined in the Senior Secured Notes or a comparable measure, which approximate Adjusted EBITDA as presented here. See "Liquidity and Capital Resources" for definitions and further details on these borrowings.

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
To properly and prudently evaluate our business, we encourage you to review our U.S. GAAP condensed consolidated financial statements included elsewhere in this quarterly report, and not to rely on any single financial measure to evaluate our business.
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA. The first table below presents this reconciliation on an actual basis for the three months ended March 31, 2013 and 2012. The second and third tables present this reconciliation for the three months ended March 31, 2013 and 2012, broken down into the two segments of our business and Corporate and Other.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income (loss)	$2,273	$(9,575)
Plus: Corporate interest expense(a)	20,764	17,011
Provision for income taxes	438	975
Depreciation and amortization(b)	6,254	3,805
Vacation Interest cost of sales(c)	17,846	8,231
Impairments and other non-cash write-offs(b)	79	(11)
Gain on the disposal of assets(b)	(50)	(72)
Gain on bargain purchase from business combinations(d)	—	(51)
Amortization of loan origination costs(b)	1,182	707
Amortization of net portfolio premium (discounts)(b)	48	(955)
Deferred revenue recognized outside of the ordinary course of business(e)	—	—
Adjusted EBITDA	$48,834	$20,065

	Three Months Ended March 31, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(in thousands)
Net income (loss)	$25,950	$26,211	$(49,888)	$2,273
Plus: Corporate interest expense(a)	—	—	20,764	20,764
Provision for income taxes	—	—	438	438
Depreciation and amortization(b)	—	—	6,254	6,254
Vacation Interest cost of sales(c)	—	17,846	—	17,846
Impairments and other write-offs(b)	—	—	79	79
Gain on the disposal of assets(b)	—	—	(50)	(50)
Amortization of loan origination costs(b)	—	1,182	—	1,182
Amortization of net portfolio premium(b)	—	48	—	48
Deferred revenue recognized outside of the ordinary course of business(e)	—	—	—	—
Adjusted EBITDA	$25,950	$45,287	$(22,403)	$48,834

	Three Months Ended March 31, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(in thousands)
Net income (loss)	$21,116	$11,397	$(42,088)	$(9,575)
Plus: Corporate interest expense(a)	—	—	17,011	17,011
Provision for income taxes	—	—	975	975
Depreciation and amortization(b)	—	—	3,805	3,805
Vacation Interest cost of sales(c)	—	8,231	—	8,231
Impairments and other write-offs(b)	—	—	(11)	(11)
Gain on the disposal of assets(b)	—	—	(72)	(72)
Gain on bargain purchase from business combination(d)	—	—	(51)	(51)
Amortization of loan origination costs(b)	—	707	—	707
Amortization of net portfolio discount(b)	—	(955)	—	(955)
Deferred revenue recognized outside of the ordinary course of business(e)	—	—	—	—
Adjusted EBITDA	$21,116	$19,380	$(20,431)	$20,065

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

(c)
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates. Small changes in any of the numerous assumptions in the model can have a significant financial statement impact, as ASC 978 requires a retroactive adjustment back to the time of the Sunterra Corporation acquisition in the current period. Much like depreciation or amortization, for us, Vacation Interest cost of sales is essentially a non-cash item. We do make cash expenditures to replenish VOI inventory (principally pursuant to our inventory recovery agreements and in connection with our strategic acquisitions), but such expenditures have little to no relation to the amounts we record as Vacation Interest cost of sales pursuant to ASC 978 in the reported periods.
(d) Represents adjustment related to the gain on bargain purchase associated with the Tempus Resorts Acquisition.
(e) Consists of deferred revenue recognized outside of the ordinary course of business, including VOI sales revenue recognized upon the completion of construction of certain units sold prior to the acquisition of Sunterra Corporation in April 2007.

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
Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$31,587	$—	$—	$31,587	$27,280	$—	$—	$27,280
Consolidated resort operations	8,620	—	—	8,620	8,534	—	—	8,534
Vacation Interest sales, net of provision $0, $6,672, $0, $6,672, $0, $4,115, $0 and $4,115, respectively	—	91,668	—	91,668	—	54,572	—	54,572
Interest	—	12,858	397	13,255	—	13,327	329	13,656
Other	3,490	4,832	—	8,322	882	4,026	—	4,908
Total revenues	43,697	109,358	397	153,452	36,696	71,925	329	108,950
Costs and Expenses:
Management and member services	9,779	—	—	9,779	8,275	—	—	8,275
Consolidated resort operations	7,722	—	—	7,722	7,082	—	—	7,082
Vacation Interest cost of sales	—	17,846	—	17,846	—	8,231	—	8,231
Advertising, sales and marketing	—	50,359	—	50,359	—	34,819	—	34,819
Vacation Interest carrying cost, net	—	8,237	—	8,237	—	9,272	—	9,272
Loan portfolio	246	2,259	—	2,505	223	2,128	—	2,351
Other operating	—	368	—	368	—	1,158	—	1,158
General and administrative	—	—	22,800	22,800	—	—	20,760	20,760
Depreciation and amortization	—	—	6,254	6,254	—	—	3,805	3,805
Interest expense	—	4,078	20,764	24,842	—	4,920	17,011	21,931
Impairments and other write-offs	—	—	79	79	—	—	(11)	(11)
Gain on disposal of assets	—	—	(50)	(50)	—	—	(72)	(72)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(51)	(51)
Total costs and expenses	17,747	83,147	49,847	150,741	15,580	60,528	41,442	117,550
Income (loss) before provision for income taxes	25,950	26,211	(49,450)	2,711	21,116	11,397	(41,113)	(8,600)
Provision for income taxes	—	—	438	438	—	—	975	975
Net income (loss)	$25,950	$26,211	$(49,888)	$2,273	$21,116	$11,397	$(42,088)	$(9,575)

Revenues
Total revenues increased $44.6 million, or 40.8%, to $153.5 million for the three months ended March 31, 2013 from $108.9 million for the three months ended March 31, 2012. Total revenues in our Hospitality and Management Services segment increased $7.0 million, or 19.1%, to $43.7 million for the three months ended March 31, 2013 from $36.7 million for the three months ended March 31, 2012, due to higher management and member services revenue, consolidated resort operations revenue and other revenue. Total revenues in our Vacation Interest Sales and Financing segment increased $37.5 million, or 52.0%, to $109.4 million for the three months ended March 31, 2013 from $71.9 million for the three months ended March 31, 2012. The increase was attributable primarily to the increase in Vacation Interest, net and other revenue. Corporate and Other revenues increased $0.1 million, or 20.7%, to $0.4 million for the three months ended March 31, 2013 from $0.3 million for the three months ended March 31, 2012.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $4.3 million, or 15.8%, to $31.6 million for the three months ended March 31, 2013 from $27.3 million for the three months ended March 31, 2012. Management fees increased as a result of the addition of the managed properties from the PMR Acquisition and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis under 71 of our cost-plus management agreements. We also experienced higher club revenues due to increased membership dues, higher collection rate and higher member count in THE Club in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. THE Club had a total of 166,023 and 151,764 members as of March 31, 2013 and 2012, respectively.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $0.1 million, or 1.0%, to $8.6 million for the three months ended March 31, 2013 from $8.5 million for the three months ended March 31, 2012.
Vacation Interest, Net. Vacation Interest, net, in our Vacation Interest Sales and Financing segment increased $37.1 million, or 68.0%, to $91.7 million for the three months ended March 31, 2013 from $54.6 million for the three months ended March 31, 2012. The increase in Vacation Interest, net was attributable to a $39.7 million increase in Vacation Interest sales revenue, partially offset by an $2.6 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $39.7 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis from 37 sales centers and the revenue contribution from our sales centers acquired pursuant to the PMR Acquisition during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our total number of tours increased to 44,499 for the three months ended March 31, 2013 from 34,942 for the three months ended March 31, 2012, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs, as well as the addition of tour flow from the sales centers acquired pursuant to the PMR Acquisition. We closed a total of 6,169 VOI sales transactions during the three months ended March 31, 2013, compared to 5,057 transactions during the three months ended March 31, 2012. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 13.9% for the three months ended March 31, 2013 from 14.5% for the three months ended March 31, 2012. This decrease in closing percentage was due to a higher percentage of tours presented to prospective new customers (which have a lower closing percentage than tours presented to existing customers) during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. VOI sales price per transaction increased to $15,565 for the three months ended March 31, 2013 from $12,060 for the three months ended March 31, 2012 due to a change in our selling strategy that focuses on selling larger point packages and the impact of sales and marketing initiatives implemented in furtherance of this strategy.
Sales incentives decreased $0.9 million, or 84.5%, to $0.2 million for the three months ended March 31, 2013 from $1.1 million for the three months ended March 31, 2012. As a percentage of gross Vacation Interest sales revenue, sales incentives were 0.2% for the three months ended March 31, 2013, compared to 1.9% for the three months ended March 31, 2012. Commencing with the three months ended March 31, 2013, as we now have adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, the amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem and, accordingly, the amount of such estimate is included in our Vacation Interest sales revenue. In addition, for the three months ended March 31, 2013, the amount we recorded as sales incentives was also reduced (and our Vacation Interest sales revenue was increased) by $2.4 million relating to the expiration, and expected future expiration, of sales incentives we provided to customers prior to such period. Excluding the $2.4 million reduction, sales incentives as a percentage of gross Vacation Interest sales revenue were 2.6% for the three months ended March 31, 2013, compared to 1.9% for the three months ended March 31, 2012.
Provision for uncollectible Vacation Interest sales revenue increased $2.6 million, or 62.1%, to $6.7 million for the three months ended March 31, 2013 from $4.1 million for the three months ended March 31, 2012, primarily due to the increase in Vacation Interest sales revenue. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue decreased slightly to 6.8% in the three months ended March 31, 2013 from 7.0% in the three months ended March 31, 2012.
Interest Revenue. Interest revenue decreased $0.4 million, or 2.9%, to $13.3 million for the three months ended March 31, 2013 from $13.7 million for the three months ended March 31, 2012. The $0.4 million decrease resulted from a $0.5 million decrease related to our Vacation Interest Sales and Financing segment, partially offset by a $0.1 million increase related to Corporate and Other. $0.9 million of the decrease in the Vacation Interest Sales and Financing segment was attributable to changes in the weighted average interest rate on our mortgage and contracts receivable portfolio, partially offset by a $0.4 million increase resulting from increases in outstanding loan balances in this portfolio.
 Other Revenue. Other revenue increased $3.4 million, or 69.6%, to $8.3 million for the three months ended March 31, 2013 from $4.9 million for the three months ended March 31, 2012.
Other revenue in our Hospitality and Management Services segment increased $2.6 million, or 295.7%, to $3.5 million for the three months ended March 31, 2013 from $0.9 million for the three months ended March 31, 2012. This increase was primarily attributable to $2.2 million in insurance proceeds receivables recorded related to settlement agreements reached during the three months ended March 31, 2013. One agreement calls for us to receive $1.7 million in insurance proceeds related to property damage at one of our managed resorts and a second agreement calls for us to receive $0.5 million in insurance proceeds related to the reimbursement of defense costs incurred in connection with a litigation case filed in April 2012 in the State of Washington as disclosed in Part II—Item 1."Legal Proceedings."
Other revenue in our Vacation Interest Sales and Financing segment increased $0.8 million, or 20.0%, to $4.8 million for the three months ended March 31, 2013 from $4.0 million for the three months ended March 31, 2012. We recorded higher closing fee revenue resulting from the increase in the number of VOI transactions closed. The increase in closing fee revenue was partially offset by a reduction in non-cash incentives, which decreased $1.0 million to a credit of $0.3 million for the three months ended March 31, 2013 from $0.7 million for the three months ended March 31, 2012. The credit for the three months ended March 31, 2013 was primarily due to a reduction of sales incentives resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to such period.

Costs and Expenses
Total costs and expenses increased $33.2 million, or 28.2%, to $150.7 million for the three months ended March 31, 2013 from $117.5 million for the three months ended March 31, 2012.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $1.5 million, or 18.2%, to $9.8 million for the three months ended March 31, 2013 from $8.3 million for the three months ended March 31, 2012. This increase was primarily due to higher operating expense associated with higher member count in THE Club. Management and member services expense as a percentage of management and member services revenue increased slightly to 31.0% for the three months ended March 31, 2013 from 30.3% for the three months ended March 31, 2012.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $0.6 million, or 9.0%, to $7.7 million for the three months ended March 31, 2013 from $7.1 million for the three months ended March 31, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 6.6% to 89.6% for the three months ended March 31, 2013 from 83.0% for the three months ended March 31, 2012. This increase was primarily due to the higher operating expense at our properties located in St. Maarten, where we provide services traditionally administered by an HOA.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $9.6 million, or 116.8%, to $17.8 million for the three months ended March 31, 2013 from $8.2 million for the three months ended March 31, 2012. Vacation Interest cost of sales as a percentage of Vacation Interest sales revenue was 18.1% for the three months ended March 31, 2013, compared to 14.0% for the three months ended March 31, 2012. This increase was due to a change in estimates in connection with the relative sales value method. For the three months ended March 31, 2013, we recognized a slight increase in the average cost of inventory as compared to the immediately preceding quarter. For the three months ended March 31, 2012, we recognized a slight decline in the average cost of inventory as compared to the immediately preceding quarter. See "Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $15.6 million, or 44.6%, to $50.4 million for the three months ended March 31, 2013 from $34.8 million for the three months ended March 31, 2012, primarily due to the increase in the Vacation Interest sales revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 51.2% for the three months ended March 31,

2013, compared to 59.3% for the three months ended March 31, 2012. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies, as well as an increase in Vacation interest sales revenue resulting from the increase in VOI sales price per transaction and the expiration, and expected future expiration, of sales incentives we provided to customers prior to the three months ended March 31, 2013. Excluding the increase in Vacation Interest sales revenue resulting from the expiration and expected future expiration of sales incentives provided to customers in periods prior to the three months ended March 31, 2013, as discussed above, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue, were 52.5% for the three months ended March 31, 2013, compared to 59.3% for the three months ended March 31, 2012.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, decreased $1.1 million, or 11.2%, to $8.2 million for the three months ended March 31, 2013 from $9.3 million for the three months ended March 31, 2012. This decrease was primarily due to an increase in rental revenue and sampler revenue, which reduced carrying costs. The increase in rental revenue was due to additional available room nights related to VOIs acquired in the PMR Acquisition as well as more occupied room nights and higher average daily rate related to our other VOI inventory. The increase in sampler revenue was due to increases in the number of sampler packages sold and in the average sampler package price. The above increase in revenue was partially offset by an increase in maintenance fees related to inventory acquired in the PMR Acquisition and in delinquent maintenance fees paid related to VOIs acquired pursuant to our inventory recovery agreements. In addition, we recorded higher operating expenses as a result of higher rental activity.
Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 6.6%, to $2.5 million for the three months ended March 31, 2013 from $2.4 million for the three months ended March 31, 2012.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment decreased $0.8 million, to $0.4 million for the three months ended March 31, 2013 from $1.2 million for the three months ended March 31, 2012. Non-cash incentives decreased $1.0 million to a credit of $0.3 million for the three months ended March 31, 2013 from $0.7 million for the three months ended March 31, 2012. The credit for the three months ended March 31, 2013 was primarily due to a reduction of sales incentives resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to such period.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $2.0 million, or 9.8%, to $22.8 million for the three months ended March 31, 2013 from $20.8 million for the three months ended March 31, 2012. This increase was primarily attributable to increased payroll expense to support operations acquired in connection with the PMR Acquisition. This increase was partially offset by an increase in the allocation of our expenses to the HOAs and the Collections we manage for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $2.5 million, or 64.4%, to $6.3 million for the three months ended March 31, 2013 from $3.8 million for the three months ended March 31, 2012. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the PMR Acquisition and the Aegean Blue Acquisition and the expansion of our global headquarters.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, increased $2.9 million, or 13.3%, to $24.8 million for the three months ended March 31, 2013 from $21.9 million for the three months ended March 31, 2012. Cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the PMR Acquisition Loan were $3.3 million higher for the three months ended March 31, 2013 than for the three months ended March 31, 2012.
Impairments and Other Write-offs. Impairments and other write-offs, which are recorded under Corporate and Other, were $0.1 million and a credit of $0.01 million for the three months ended March 31, 2013 and 2012, respectively.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $0.1 million for each of the three months ended March 31, 2013 and the three months ended March 31, 2012.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was zero for the three months ended March 31, 2013 and $0.1 million for the three months ended March 31, 2012 due to an adjustment recorded in connection with the Tempus Resorts Acquisition.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, decreased $0.6 million, or 55.1%, to $0.4 million for the three months ended March 31, 2013 from $1.0 million for the three months ended March 31, 2012. The decrease was primarily attributable to a provision for alternative minimum tax recorded for the three months ended March 31, 2012 compared to no such provision recorded for the three months ended March 31, 2013.

Liquidity and Capital Resources
Overview. Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and generally exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short- and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our conduit facilities and the Quorum Facility, as defined below (collectively, the “Funding Facilities”).
Additionally, the terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, our Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets on an annual basis, and rely on our conduit facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance our conduit facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
We completed a $182.0 million securitization in October 2009 that was composed of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities.
On April 30, 2010, we entered into agreements with Quorum Federal Credit Union ("Quorum") and completed the $40.0 million Quorum Facility (as amended and restated, the “Quorum Facility”) to sell eligible consumer loans and in-transit loans to Quorum. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The Quorum Facility agreement was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
On April 27, 2011, we completed a second securitization transaction and issued the Diamond Resorts Owner Trust ("DROT") 2011 Notes with a face value of $64.5 million (the "DROT 2011 Notes").
On October 14, 2011, we amended and restated the 2008 Conduit Facility agreement that was originally entered into on November 3, 2008 (the “2008 Conduit Facility”) to extend the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, we entered into another amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated 2008 Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
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
We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. As of March 31, 2013, the funding availability under the Quorum Facility and the 2008 Conduit Facility was $24.3 million and $51.4 million, respectively.
We spent $0.4 million and $0.3 million related to open market and bulk VOI inventory purchases during the three months ended March 31, 2013 and 2012, respectively. Construction of inventory during the three months ended March 31, 2013 and 2012 was $0.5 million and 0.2 million, respectively, primarily related to construction of a 15-unit addition to our Italian property.
We had $26.2 million and $21.1 million in cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings. We believe there will be sufficient existing cash resources and cash flow from operations, in addition to refinancing activities, to meet the anticipated debt maturities and other cash requirements for the next twelve months. If cash flows from operations are less than expected, we would need to curtail our sales and marketing operations or raise additional capital.
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
Cash Flow From Operating Activities. During the three months ended March 31, 2013, net cash provided by operating activities was $10.3 million and was the result of net income of $2.3 million and non-cash revenues and expenses totaling $13.9 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $5.9 million. The significant non-cash revenues and expenses included (i) $6.7 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $1.9 million in amortization of capitalized financing costs and original issue discounts, (iii) $6.3 million in depreciation and amortization, (iv) $1.2 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (v) $0.1 million in impairments and other write-offs and (vi) $0.1 million loss on foreign currency exchange, offset by (a) $0.1 million in gain from disposal of assets and (b) $2.2 million in gain from insurance settlement recognized in connection with the insurance proceeds we expect to receive related to property damage at one of our managed resorts and a litigation case disclosed in Part II—Item 1."Legal Proceedings."
During the three months ended March 31, 2012, net cash provided by operating activities was $20.7 million and was the result of a net loss of $9.6 million, non-cash revenues and expenses totaling $9.0 million and other changes in operating assets and liabilities of $21.3 million. The significant non-cash revenues and expenses included (i) $4.1 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $1.5 million in amortization of capitalized financing costs and original issue discounts and (iii) $3.8 million in depreciation and amortization, offset by (a) $0.1 million in gain from disposal of assets, (b) $0.2 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums) and (c) $0.1 million in gain on bargain purchase from business combination related to the Tempus Resorts Acquisition.
Cash Flow From Investing Activities. During the three months ended March 31, 2013, net cash used in investing activities was $2.5 million, which was all attributable to cash used to purchase property and equipment. A majority of the cash purchase was associated with information technology related projects and equipment.
During the three months ended March 31, 2012, net cash used in investing activities was $1.7 million, comprised of $1.9 million used to purchase property and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, offset by $0.2 million in proceeds from the sale of assets in our European operations.
Cash Flow From Financing Activities. During the three months ended March 31, 2013, net cash used by financing activities was $2.1 million. Cash provided by financing activities consisted of (i) $127.7 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $1.3 million from issuance of notes payable. These amounts were offset by cash used in financing activities consisting of (a) $105.2 million in repayments on our securitization notes and Funding Facilities, (b) $9.8 million in repayments on notes payable, (c) a $14.2 million increase in cash in escrow and restricted cash and (d) $2.0 million of debt issuance costs.
During the three months ended March 31, 2012, net cash used in financing activities was $21.0 million. Cash provided by financing activities consisted of (i) $30.6 million from the issuance of debt under our securitization notes and Funding Facilities and (ii) $0.1 million from issuance of notes payable. These amounts were partially offset by cash used by financing activities consisting of (a) $35.8 million on our securitization notes and Funding Facilities, (b) $7.1 million on notes payable, (c) $8.8 million increase in cash in escrow and restricted cash and (d) $0.02 million of debt issuance costs.
Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of 12% senior secured notes due 2018 ("Senior Secured Notes"). The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The terms of the indenture governing the Senior Secured Notes (the "Notes Indenture") contains covenants that limit our ability and the ability of our special-purpose subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. As of March 31, 2013, we were in compliance with the above covenants. The Senior Secured Notes mature in August 2018 and may be redeemed by us at any time pursuant to the terms of the Senior Secured Notes. If we redeem, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If we redeem all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.

2008 Conduit Facility, 2009 Securitization, 2011 Securitization, and 2013 Securitization. On November 3, 2008, we entered into agreements for our 2008 Conduit Facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, we entered into an amended and restated 2008 Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. On April 11, 2013, we entered into another amended and restated the 2008 Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated 2008 Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
In July 2010, we entered into an interest rate cap agreement to manage our exposure to interest rate increases associated with the 2008 Conduit Facility. During the year ended December 31, 2012, we entered into a series of interest rate cap agreements to further limit our exposure to interest rate increases associated with the 2008 Conduit Facility. See Note 3—Concentrations of Risk of our condensed consolidated financial statements included elsewhere in this report and Item 3. Quantitative and Qualitative Disclosures About Market Risk below for further detail on these cap agreements.
The 2008 Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement), both are measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2013, our interest coverage ratio was 2.95x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2013, our leverage ratio was 2.84x. Covenants in the 2008 Conduit Facility also include limitations on liquidity. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through December 31, 2010 and must exceed $15.0 million as of the measurement dates from January 1, 2011 through the Commitment Expiration Date. As of March 31, 2013, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $19.5 million. As of March 31, 2013, we were in compliance with all of these covenants.
On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value, and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under our 2008 Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under our 2008 Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, we completed a securitization transaction and issued the DROT 2013 Notes, with a face value of $93.6 million. The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the then-outstanding principal balance under our 2008 Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.
Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The

LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. Through March 31, 2013, the weighted average purchase price payment was 89.7% of the obligor loan amount and the weighted average program purchase fee was 6.1%.
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
  Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders, which include affiliates of, or funds managed or advised by, Guggenheim Partners, LLC, which is an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), and Silver Rock Financial LLC, which is an affiliate of one of our investors (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan is collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and matures on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and is also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC is required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan (as defined below), (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC is also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions have been made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 21, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP which are investors in our company became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan, and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the “Mystic Dunes Loan"). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
Additionally, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the three months ended March 31, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bears interest at a rate that is the higher of (i) one-

month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through June 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
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
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of their respective wholly-owned subsidiaries are special-purpose subsidiaries.
PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPM Acquisition, LLC and subsidiaries ("DPMA") completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for lenders (the "PMR Acquisition Loan"). The PMR Acquisition Loan is collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bears interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum is paid in cash on a quarterly basis and the remaining accrued amount may be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and matures on May 21, 2016.
The PMR Acquisition Loan provides that, (i) DPMA is required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA is required to make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA is required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and associated closing costs.
On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.
On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provides debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum, provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Other Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in September 2013 and December 2013, and each carries an interest rate of 3.2% per annum. In addition, we purchased certain software licenses during the year ended December 31, 2012 with monthly interest-free payments due for the next two years and this obligation was recorded at fair value using a discount rate of 5.7%.

The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	March 31, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(8,253)			—	—		(8,509)
Diamond Resorts Owners Trust Series 2013-1 (1)(2)	86,233	2.0%	1/20/2025	88,322	—		—
PMR Acquisition Loan (1)(3)(4)(5)	61,237	20.5%	5/21/2016	—	—		62,211
Quorum Facility (1)(2)	55,711	6.1%	12/31/2015	60,116	24,289	(6)	52,417
Tempus Acquisition Loan (1)(3)(4)(5)	49,209	19.8%	6/30/2015	—	—		50,846
Diamond Resorts Owners Trust Series 2009-1 (1)(2)	42,489	9.5%	3/20/2026	82,667	—		50,025
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1 (2)	(383)			—	—		(441)
Diamond Resorts Owners Trust Series 2011-1 (1)(2)	33,296	4.0%	3/20/2023	33,750	—		36,849
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1 (2)	(290)			—	—		(312)
Tempus Receivables Loan (1)(2)(4)	40,054	10.0%	7/1/2015	52,265	—		44,027
Payments in transit (1)(2)(4)	(1,506)			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(2)(4)	(5,749)			—	—		(5,945)
2008 Conduit Facility (1)(2)	22,853	4.5%	4/12/2013	26,422	49,878	(6)	70,912
2008 Conduit Facility (1)(2)(4)	713	4.5%	4/12/2013	824	1,556	(6)	4,088
ILXA Inventory Loan (1)(3)(4)	13,929	7.5%	8/31/2015	—	—		15,939
Notes payable-insurance policies (3)	5,888	3.2%	Various	—	—		2,366
ILXA Receivables Loan (1)(2)(4)	5,507	10.0%	8/31/2015	3,420	—		5,832
Tempus Inventory Loan (1)(3)(4)	2,819	7.5%	6/30/2016	—	—		2,992
DPM Inventory Loan (1)(3)(4)	2,560	8.0%	Various				1,267
Note Payable-RFA fees (1)(3)(4)	1,190	10.0%	6/20/2014	—	—		1,395
Notes payable-other (3)	697	5.6%	Various	—	—		872
Notes payable-other (1)(3)(4)	16	—%	11/18/2015	—	—		18
Total	$833,220			$347,786	$75,723		$810,699

(1) Non-recourse indebtedness
(2) Securitization notes and Funding Facilities
(3) Other notes payable
(4) Borrowing through special-purpose subsidiaries only
(5) Borrowing from Guggenheim Corporate Funding, LLC, a related party
(6) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

See Note 15— Borrowings of our consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.
Future Capital Requirements. Except with respect to the Senior Secured Notes, a substantial amount of our indebtedness is non-recourse, including the DROT 2009 Notes, the DROT 2011 Notes, the DROT 2013 Notes, the 2008 Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Loans and the PMR Acquisition Loan. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to Diamond Resorts Parent, LLC ("DRP") or Diamond Resorts Corporation ("DRC") for principal or interest.

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
Deferred Taxes. As of March 31, 2013, we had available approximately $235.1 million of unused federal net operating loss carry-forwards, $205.2 million of unused state net operating loss carry-forwards, and $129.6 million of foreign net operating loss carry-forwards with expiration dates from 2017 through 2029 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Even with the limitation, $104.7 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, use of the state net operating loss carry forward is also available. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation applicable to a portion of our alternative minimum tax net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
One of our subsidiaries, FLRX, Inc. ("FLRX") is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
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
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of March 31, 2013, we had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
Off-Balance Sheet Arrangements. As of March 31, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

Contractual Obligations. See our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of our contractual obligations as of December 31, 2012. As of March 31, 2013, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2012.
  Information Regarding Geographic Areas of Operation. We currently conduct our Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. Our North America operations include our branded resorts in the continental U.S., Hawaii, Mexico and the Caribbean, and our Europe operations include our branded resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece. The following table reflects our total revenue and assets by geographic area for the periods ended on, or as of, the dates presented (in thousands):

	Three months ended March 31,
	2013	2012
Revenue
North America	$139,451	$99,386
Europe	14,001	9,564
Total Revenues	$153,452	$108,950

	March 31, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$319,172	$310,955
Europe	1,795	1,977
Total mortgages and contracts receivable, net	$320,967	$312,932

Unsold Vacation Interest, net
North America	$260,674	$275,352
Europe	39,814	40,515
Total unsold Vacation Interest, net	$300,488	$315,867

Property and equipment, net
North America	$50,753	$50,643
Europe	4,302	4,477
Total property and equipment, net	$55,055	$55,120

Intangible assets, net
North America	$100,291	$103,141
Europe	8,021	9,357
Total intangible assets, net	$108,312	$112,498

Total long-term assets, net
North America	$730,890	$740,091
Europe	53,932	56,326
Total long-term assets, net	$784,822	$796,417

New Accounting Pronouncements

There have been no new accounting pronouncements issued that affect the Company since the Company's Annual Report on Form 10-K for the year ended December 31, 2012 was filed with the SEC.

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
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our 2008 Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At March 31, 2013, our derivative financial instruments consisted of six interest rate cap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
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
As of March 31, 2013, 8.3% of our borrowings, or $69.0 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at March 31, 2013 and assuming a one percentage point increase in the 2013 average interest rate payable on these borrowings, it was estimated that our 2013 interest expense would have increased and net income would have decreased by $0.2 million.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling for operations in our European managed resorts and European VOI sales and Mexican Pesos for our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors— Fluctuations in foreign currency exchange rates may affect our reported results of operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

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
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At March 31, 2013, we had an estimated litigation accrual of $1.1 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Fifth Amended and Restated Indenture, dated as of April 1, 2013, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on April 17, 2013).

10.2
Fourth Amended and Restated Sale Agreement, dated as of April 1, 2013, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed on April 17, 2013).

10.3
Fourth Amended and Restated Purchase Agreement, dated as of April 1, 2013, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Current Report on Form 8-K filed on April 17, 2013).

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
101
The following materials from Diamond Resorts Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Member Capital (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS CORPORATION

Date:	May 7, 2013	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	May 7, 2013	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)